Form 10KSB
period 2003-06-30
ARDENT MINES LTD
filed 2003-10-14
CIK 1129018

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-50994

ARDENT MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0471870 (I.R.S. Employer Identification No.)

7999 Woodhurst Drive,
Burnaby, British Columbia
Canada V5A 4C6
(Address of principal executive offices, including zip code.)

(604) 619-3528
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2003: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of October 8, 2003, the value was $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 8, 2003: 5,000,000

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

General

We were incorporated in the State of Nevada on July 27, 2000. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Nevada Corporate Headquarter, 101 Convention Center Drive, Suite 700 Las Vegas, Nevada 89109 and our business office is located at 7779 Woodhurst Drive, Burnaby, British Columbia, Canada. This is our mailing address as well. Our telephone number is (604) 619-3528. Reg C. Handford, our preisdent, supplies this office space on a rent-free basis.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause us to change our plans.

Background

In August 2000, Reid Anderson, our original president and a member of the board of directors acquired one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non affiliated third party. Mr. Thom is a self-employed contract staker and field worker. Mr. Anderson resigned as an officer and director in order to devote more time to his mineral exploration projects. Mr. Reg Handford was appointed by Mr. Chebountchak to replace Mr. Anderson as our president, treasurer and director. Mr. Anderson also sold all of his common stock to Mr. Handford.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Anderson paid Mr. Thom $1,282 to stake the claims. The claims were recorded in Mr. Thom's name to avoid paying additional fees, and he has provided the company with a signed and unexecuted Bill of Sale in our favor.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Thom will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Thom transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Thom will be liable to us for monetary damages for breaching the terms of his agreement with us. To date we have not performed any work on our property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown.

Our claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to our property. We have no plans to try interest other companies in our property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim , date of recording and expiration date of our claims:

Claim No.	Document Description	Date of Recording	Date of Expiration
390015	Sun #1 Mining Claim.	October 29, 2001	August 28, 2004
390016	Sun #2 Mining Claim.	October 29, 2001	August 28, 2004
390017	Sun #3 Mining Claim.	October 29, 2001	August 28, 2004
390018	Sun #4 Mining Claim	October 29, 2001	August 28, 2004
390019	Sun #5 Mining Claim	October 29, 2001	August 28, 2004
390020	Sun #6 Mining Claim	October 29, 2001	August 28, 2004
390021	Sun #7 Mining Claim	October 29, 2001	August 28, 2004
390022	Sun #8 Mining Claim.	October 29, 2001	August 28, 2004

In order to maintain these claims we must pay a fee of CDN$100 per year per claim.

Location and Access

The property is located on Copperkettle Creek, approximately three miles upstream from its confluence with Kettle Creek. It is on the eastern slope of Beaverdale Range of the Monashee Mountains. The claims lie approximately thirty miles east of the town of Penticton, British Columbia. Each claim is 500 meters by 500 meters or 200 hectares.

The property can be accessed by traveling north on Highway 33 from Rock Creek to the town of Westbridge. At Westbridge the Monashee Highway extends north for approximately thirty miles to north of the village of Christian Valley. A fair logging road, passable by car, leads northwest over the ridge and down to the confluence of Sandrift Creek and Copperkettle Creek, to the property and five miles. This road continues northwest along the south side of Copperkettle Creek for several miles. Numerous overgrown logging roads cross the property.

The property is also approximately one hour by car from Rock Creek which contains banking facilities and a supermarket.

Physiography

The property is lies between elevations of 2,800 feet and 3,800 feet. Slopes are in the range of 20 to 40 degrees with occasional bluffs. Vegetation consists mainly of fir, larch and pine, much of it mature second growth.

The property is snow-free from June to November, providing a five to six month exploration season. As such, no exploration will take place from approximately December to May.

Property Geology

Part of the property is covered by volcanic flows which are up to 60,000,000 years old with older rocks underneath. These old rocks and volcanic flows were subsequently altered by invasion of new rocks flowing into cracks. The major type of rocks found on the property are limestone, marble and other sedimentary rocks that are rich in calcium.

We selected the property because gold has been found on other properties nearby. Other than the foregoing, we did not rely on technical information for the selection of the property. Mr. Anderson, our former president and a member of our board of directors from inception on July 27, 2000 to February 8, 2002, was responsible for the selection of the property.

Mineralization

Isolated findings of minerals bearing copper, gold and silver have been found, but none anywhere near economic concentrations.

History of Previous Work

Records of work in the area start prior to 1913 on the former Lottie F and Sterlingham Fraction Crown grants which are now covered by the SUN 400 and SUN 600 claims. In the 1960s, Asarco Exploration Company conducted a geophysical survey of the properties. In 1970 Mitsui Mining Company owned a block of claims which included the properties. Mitsui drilled three holes exploring for uranium. One of those holes founds small amounts of pyrite, copper and lead. No further work was done and the claims lapsed. A review of the Mitsui work resulted in F. B. Whiting staking the David 1-6, Copket 1-8, and Copket, Copket 2 and Copket 3 claims in 1985 which were contained within our properties. In the same year, Orion Resources Ltd. purchased the claims and carried out mapping and sampling. Mapping and sampling revealed the presence of copper-zinc. Gold and silver were also present. Additional soil sampling and mapping was carried out in 1991. No further exploration was carried out thereafter and the claims were allowed to lapse. There is no assurance that there is any mineralized material on the properties.

Our Proposed Exploration Program

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes technical studies to determine if the property contains reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of our property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can't raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in our public offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James Thom and a physical examination of the property by Mr. Anderson, our former president and director. The cost of staking the claims was included in the $1,282 paid to Mr. Thom. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not know if we will find gold. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under our property.

Our exploration program is designed to economically explore and evaluate our properties.

We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

We have not selected any specific individual or company to conduct our three phases of exploration. We will not select anyone until our public offering has been completed. We intend to hire someone or a company that has experience in exploration in British Columbia. We intend to hire someone or a corporation that can conduct our plan of exploration within the budget we have available. Currently the mining industry in British Columbia is somewhat depressed and many exploration companies, engineers and geologists are willing to render services at low rates. We intend to attempt to capitalize on this economic situation. There is no assurance, however, that we will be able to do so.

We intend to implement an exploration program and intend to proceed in the following three phases:

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We intend to interview and possibly pay fees to Duncan Bain, a consulting geologist with knowledge of the area and also two geologists who are friends of Mr. Handford: Larry Sookochoff, and David Cooke, Ph.D who sat with Mr. Handford on the Board of Bright Star Ventures Ltd. Bright Star Ventures Ltd. is engaged in the business of exploring for platinum-group elements in the Tulameen area of British Columbia. There is no relationship between Bright Star Ventures Ltd. and us. We will pay geologists fees only on a per diem basis according to time spent on research or field activities. Mr. Sookochoff and Mr. Cooke have experience in geology and reconnaissance in southern British Columbia . We also intend to interview or engage other geologists or field workers familiar with the area.

When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. A flagged grid extending the length and width of the property will be established, probably at 100 meter spacings, and ground-based magnetic and MaxMin geophysical surveys will be taken. Soil and rock samples will also be extracted. When available, existing workings like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area. We intend to analyze our samples by first logging their geological features and then analyzing some of them chemically through Acme Laboratories in Vancouver, Canada. We would do a 32-element test to include precious and base metals as well as indicator elements.

Laying out the grid will cost approximately $1,400. We may take 80 mineral samples and expect chemical analysis to cost $16 each. The magnetic and MaxMin surveys should cost $5,400. Costs may vary with if more or less samples are taken and if weather conditions are better or worse than expected.

Trenches are generally approximately 150 ft. in length and 7 to 10 feet wide. We estimate the cost of one trench to be approximately $5,000. This includes the cost of reclaiming the trench under favorable conditions. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area. As in the case of soil and rock samples from the grid, we would first log their visible geological features and then analyze some of them chemically by a standard 32-element test to include precious and base metals as well as indicator elements. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

Some factors we may consider when we make a decision to go underground will be the revelation of veins, if any, by trenching and inspection of the surface geology in the area as well as assays of samples. Confirmation of vein depth by geophysical techniques would be a plus.

Phase 1 will take about 3 months and cost up to $20,000.

Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

* * *	more extensive trenching more advanced geophysical work drift driving

Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnel can be used for mining minerals . The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study. We believe that it will cost approximately $150 per foot to drive a drift on our property and we intend to drift drive up to a maximum of 300 feet. We have allocated up to $5,000 for trenching; $5,000 for geophysical work; and, $45,000 for drift driving.

Phase 2 will take about 3 months and cost up to $55,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. This is accomplished through extensive drift driving. We will determine the depth of the mineralization by extrapolation from geophysical surveys. However, after review of all then-current data by a geologist, and depending on the budget and the cash available, the program could be reconsidered and core hole drilling could possibly be warranted.

Phase 3 will take about 6 months and cost up to $80,000.

The breakdown of estimated times and dollars for each phase was made by the board of directors.

We do not intend to interest other company in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for gold. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We will not move on to a subsequent phase until the phase we are working on is completed. We will determine when that occurs.

We do not have any plan to take our company from Phase 3 exploration to revenue generation. That is because we have not found anything yet and it is impossible to project revenue generation from nothing.

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from out property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* * * *	locating claims posting claims working claims reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1. 2. 3.	Health and Safety Archaeological Sites Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. In any event, we have not allocated any funds for the reclamation of the property.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no employees, other than our officers and directors. Our officers and directors are part-time employees and will devote about 10% of their time to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Handford will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Risks associated with Ardent Mines:
  Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and many have to suspend or cease operations.

  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we believe that if we do not raise at least $70,000 from our offering, we may have to suspend or cease operations within four months.

  Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

  Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

  We were incorporated in July 2000 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $299,956. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* * *	our ability to locate a profitable mineral property our ability to generate revenues our ability to reduce exploration costs.

  Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

  If we can't locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

  Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

  We have no known ore reserves. Without ore reserves we can not generate income and if we cannot generate income we will have to cease operations which result in the loss your investment.

  We have no known ore reserves. Without ore reserves, we cannot generate income and if we cannot generate income we will have to cease operation which will result in the loss of your investment.

  If we don't raise enough money for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

  We are in the very early exploration stage and need the proceeds from our offering to start exploration. Since there is no minimum and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to commence its operations. If that occurs we will have to delay operations or may never start our operations which will result in the loss of your investment.

  Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

  Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on our property.

  Because we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

  Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

  We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend operations.

  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locates products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

  Because Messrs. Handford and Chebountchak have other outside business activities and will only be devoting 10% of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

  Because Messrs. Handford and Chebountchak, our officers and directors have other outside business activities and will only be devoting 10% of their time to our operations, our operations may be sporadic and occur at times which are convenient to Messrs. Handford and Chebountchak. As a result, exploration of our property may be periodically interrupted or suspended.

  Because title to our property is held in the name of another person, if he transfers our property to someone other than us, we will cease operations.

  Title to our property is not held in our name. Title to our property is recorded in the name of James Thom. If Mr. Thom transfers our property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations.

  Because our officers and directors will own more than 50% of the outstanding shares after our offering, they will be able to decide who will be directors and you may not be able to elect any directors.

  Even if we sell all 2,000,000 shares of common stock in our public offering, Messrs. Handford and Chebountchak will still own 5,000,000 shares and will continue to control us. As a result, after completion of our offering, regardless of the number of shares we sell, Messrs. Handford and Chebountchak will be able to elect all of our directors and control our operations.

  Because there is no public trading market for our common stock, you may not be able to resell your stock.

  There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 2.   DESCRIPTION OF PROPERTIES.

In August 2000, Reid Anderson, our original president and a member of the board of directors acquired one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non affiliated third party. The claims were recorded in Mr. Thom's name to avoid paying additional fees, and he has provided us with a signed and unexecuted bill of sale in our favor. To date we have not performed any work on our property. The claims lie approximately thirty miles east of the town of Penticton, British Columbia.

Our administrative office is located at 7999 Woodhurst Drive, Burnaby, British Columbia, Canada V5A 4C6 and our telephone number is (604) 619-3528 and our registered statutory office is located at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109. Our fiscal year end is June 30. Our mailing address is 7999 Woodhurst Drive, Burnaby, British Columbia, Canada V5A 4C6.

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders in 2003.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities. Of the 5,000,000 shares of common stock outstanding as of October 8, 2003, 5,000,000 shares were owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At October 8, 2003, there were fifteen holders of record.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Status of our public offering

On August 12, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-50994, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share.

We have begun our offering of shares to the public. As of October 8, 2003, we have sold 217,970 shares for proceeds $21,797. From July 1, 2003 to October 8, 2003 we have spent $14,965, all on repayment of sums owed to our officers and directors and on related party payables.

From the effective date of the registration statement, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid.

From the effective date of the registration statement, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL AND RESULT OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in Ardent Mines. We must raise cash to implement our project and stay in business. Even if we raise the maximum amount of money in our offering, we do not know how long the money will last, however, we do believe it will last twelve months. It depends upon the amount of exploration we conduct and the cost thereof. We won't know that information until we begin exploring our property. We will not begin exploration of our property until we raise money from our offering. We believe we will need to raise a minimum of $70,000 from our offering in order to remove uncertainties surrounding our ability to continue as a going concern.

To meet our need for cash we are attempting to raise money from our public offering. We cannot guaranty that we will be able to raise enough money through our offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors, however, our officers and directors are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through our offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of money from our offering, it will last a year. If we raise less than the maximum amount, we do not believe the money will last a year. If we raise less than the maximum amount and we need more money we will have to obtain additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

We will be conducting research in the form of exploration of our property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guaranty we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on July 27, 2000

We acquired one property containing eight claims. We have staked the property and will begin Phase I of our exploration plan upon completion of this offering. We expect to start Phase I within thirty days of completing our public offering.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 27, 2000 to June 30, 2003 was $nil as a result of proceeds received from advances from directors.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in July 2000. This was accounted for as a compensation expense of $273,048 and advances and reimbursement expenses of $1,952.

As of June 30, 2003, our total assets were $6 and our total liabilities were $24,962.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Ardent Mines Limited

We have audited the accompanying balance sheet of Ardent Mines Limited as of June 30, 2003, and the related statements of income and accumulated deficit and statements of cash flows for the year ended June 30, 2003 and from July 27, 2000 (date of inception) to June 30, 2003 and the statement of changes in stockholders' equity (deficit) as of June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardent Mines Limited as of June 30, 2003, and the results of its operations and its cash flows for the year ended June 30, 2003 and from July 27, 2000 (date of inception) to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 7 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chavez & Koch
Chavez & Koch, CPA's

October 13, 2003
Henderson, Nevada

ARDENT MINES LIMITED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 203

6/30/03
ASSETS
ASSETS:
Current assets:
Cash	$6
Total current assets	6
TOTAL ASSETS	$6

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Current liabilities:
Accounts payable	$8,731
Due to related party	16,231
Total current liabilities	24,962

TOTAL LIABILITIES	24,962

Stockholders' equity:
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 5,000,000 shares issued and outstanding	50
Additional paid-in capital	274,950
Accumulated deficit	(299,956)
Total stockholders' equity	(24,956)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6

The accompanying independent auditors' report and the notes to the financial statements should be read in conjunction with this Balance Sheet.

ARDENT MINES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE YEAR ENDED JUNE 30, 2003 AND
FROM JULY 27, 2000 (DATE OF INCEPTION) TO JUNE 30, 2003

		From 7/27/00
	6/30/03	to 6/30/03
REVENUE	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-
EXPENSES:
General and administrative expenses	1,719	299,956
Total expenses	1,719	299,956
OPERATING LOSS	(1,719)	(299,956)
NET LOSS	(1,719)	(299,956)
ACCUMULATED DEFICIT, BEGINNING	(298,237)	-
ACCUMULATED DEFICIT, ENDING	$(299,956)	$(299,956)
Weighted Average Number
of common shares outstanding	5,000,000	5,000,000
NET LOSS PER SHARE	$(0.00)	$(0.06)

The accompanying independent auditors' report and the notes to the financial statements should be read in conjunction with these Statements of Income and Accumulated Deficit.

ARDENT MINES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
AS OF JUNE 30, 2003

						Total
	Common Stock		Add'l Paid	Deferred	Income/(Loss)	Stockholders'
	Shares	Value	In Capital	Compensation	Accumulated	Equity

Issued for services
August 1, 2000	5,000,000	$50	$274,950	$-	$-	$275,000

Net Income (loss)
June 30, 2001	-	-	-	-	(288,255)	(288,255)

Balance at June 30, 2001	5,000,000	50	274,950	-	(288,255)	(13,255)

Net income (loss)
June 30, 2002	-	-	-	-	(9,982)	(9,982)

Balance at June 30, 2002	5,000,000	50	274,950		(298,237)	(23,237)

Net Income (loss)
June 30, 2003					(1,719)	(1,719)

Balance at June 30, 2003	5,000,000	$50	$274,950	$-	$(299,956)	$(24,956)

The accompanying independent auditors' report and the notes to the financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity (Deficit).

ARDENT MINES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2003 AND
FROM JULY 27, 2000 (DATE OF INCEPTION) TO JUNE 30, 2003

		From 7/27/00
	6/30/03	to 6/30/03
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,719)	$(299,956)
Adjustments to reconcile net income (loss)
to net cash provided by operations:
Increase (decrease) in liabilities:
Accounts payable	(1,164)	8,731
Net cash provided by (used in) operating activities	(2,883)	(291,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	2,897	16,231
Bank indebtedness	(8)	-
Issuance of common stock	-	100
Issuance of stock for services		274,900
Net cash provided by (used in) financing activities	2,889	291,231

NET INCREASE (DECREASE) IN CASH	6	6

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$6	$6

Supplemental Information:
Cash paid for interest	$-	$-

The accompanying independent auditors' report and the notes to the financial statements should be read in conjunction with these Statements of Cash Flows.

ARDENT MINES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

NOTE 1 - ORGANIZATION AND PURPOSE

Ardent Mines Limited (the Company) was incorporated in the state of Nevada on July 27, 2000. The Company is primarily engaged in the acquisition and exploration of mining properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is June 30.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

Earnings Per Share Calculations

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic weighted average number of common shares outstanding was 5,000,000 for the period ended June 30, 2003. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2002 the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock. Therefore, no diluted EPS was calculated.

ARDENT MINES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs, and minor renewals are expensed as incurred; major renewals and betterments are capitalized. When assets are sold, retired, or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and resulting gains and losses are included in operations. Depreciation and amortization are computed on the straight-line basis and accelerated methods for both financial statement and income tax purposes over the estimated useful lives of the assets. As of June 30, 2003 the Company had no capitalized property and equipment.

Income Taxes

Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no material temporary timing differences that give rise to these tax assets and liabilities. Currently there are no federal income taxes due.

As of June 30, 2003, the Company had a net deferred tax asset of approximately $6,750, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a deferred tax asset has not been established as of June 30, 2003.

As of June 30, 2003, the Company has net operating carryforwards of approximately $27,000, which expire in the years 2021 through 2022. The Company recognized approximately $273,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of the deferred tax asset.

Revenue Recognition

The Company is in the process of developing and implementing accrual based revenue recognition policies.

Advertising

Advertising costs are to be expensed when incurred. There were no advertising costs for the year ended June 30, 2003.

ARDENT MINES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

NOTE 3 - MINERAL LEASES ON UNPROVEN PROPERTY

In September 2000, the Company acquired 100% of the rights, titles and interests in eight mining claims in the Greenwood Mining Division, British Columbia. Payment of $54 was required to record the eight mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of stock. The Company has expensed this cost, as there is no evidence showing proven and probable reserves.

The claims expire on August 28, 2003 and are subject to a renewal fee of $100 per year per claim.

NOTE 4 - RELATED PARTY PAYABLE

The Company has a payable to a director of the Company of $16,231. The payable is without specific terms of repayment and is non-interest bearing.

During the year ended June 30, 2003 a director of the Company provided office space to the Company at no cost.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is engaged in the exploration of mineral leases on unproven mining property. At the present time, there are no feasibility studies establishing proven and probable reserves.

The Company is currently undertaking the necessary steps to become registered as a publicly traded company. Upon registration as a public company, the Company plans to offer up to 2,000,000 shares of common stock at an estimated $0.10 per share. In connection with this undertaking, the Company has signed a contract with a securities attorney to assist in the registration. The total fees to be paid to the attorney are $25,000. Of this amount, $10,000 was paid when the services began and has been expensed as legal fees in the accompanying financial statements. The remaining $15,000 will be due when the Company's registration statement is declared effective by the Securities and Exchange Commission.

ARDENT MINES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

NOTE 6 - STOCKHOLDERS' EQUITY

A chronological history of Stockholders' Equity is as follows:

July 27, 2000 - The Company incorporated in Nevada. The Company is authorized to issue 210,000,000 shares of its $0.00001 par value common stock.

August 1, 2000 - The Company issued 5,000,000 shares of common stock to the Company President and Secretary and Treasurer as follows:

The Company issued to the President 2,500,000 shares of $0.00001 par value common stock in exchange for services rendered.

The Company issued to the Secretary and Treasurer 2,500,000 shares of $0.00001 par value common stock in exchange for services rendered.

February 8, 2002 - The former President of the Company sold his 2,500,000 shares of $0.00001 par value common stock to the new President and Chief Executive Officer of the Company.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From July 27, 2000 (date of inception) to June 30, 2003 the Company has incurred a loss of $299,956. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offerings of its common stock. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 7, 2002, our board of directors approved a decision to change our auditors. On the same date, our accounting firm, Williams & Webster, P.S. was dismissed by us as our independent auditors. During the 2001 fiscal year and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between us and Williams & Webster. Williams & Webster, P.S. was dismissed because we determined that it was in our best interest to have our auditor located in Vancouver, British Columbia where our corporate headquarters are located.

The report of Williams & Webster, P.S. on our financial statements covered the period from inception on July 27, 2000 through June 30, 2001 did not contain an adverse, qualified or disclaimer of opinion. However, the report did contain an explanatory paragraph wherein Williams & Webster expressed substantial doubt about our ability to continue as a going concern.

We have requested Williams & Webster furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by us. We delivered a copy of this amended registration statement to Williams & Webster on March 19, 2003, via email. On March 20, 2003, Williams & Webster replied and their letter agreeing with the statements contained herein. The letter is filed as Exhibit 16.1 to our SB-2 Registration Statement, SEC file #333-50994.

At our board meeting on October 7, 2002, our board of directors approved the decision to engaged Manning Elliott, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as our independent auditors for our fiscal year ending June 30, 2002. Manning Elliott accepted such appointment on October 11, 2002. Prior to their appointment, we did not consult with Manning Elliott on any matters related to accounting or the type of opinion they may issue.

On February 17, 2003 our board of directors approved a decision to change our auditors. On the same date, our accounting firm, Manning Elliott, Chartered Accountants was dismissed by us as our independent auditors. During the 2002 fiscal year and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between us and Manning Elliott. Manning Elliott was dismissed because it would not reaudit financial statements audited by Williams & Webster for our 2001 fiscal year end.

The report of Manning Elliott on our financial statements covered the period from July 1, 2001 to June 30, 2002 did not contain an adverse, qualified or disclaimer of opinion. However, the report did contain an explanatory paragraph wherein Manning Elliott expressed substantial doubt about our ability to continue as a going concern.

We have requested Manning Elliott furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by us. We emailed a copy of this amended registration statement to Manning Elliott on March 19, 2003. On March 20, 2003, Manning Elliott replied and their letter agreeing with the statements contained herein. The letter is filed as Exhibit 16.2 to our SB-2 Registration Statement, SEC file #333-50994.

At our board meeting on February 17, 2003, our board of directors approved the decision to engaged Morgan and Company, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V6E 3S7, as our independent auditors for our fiscal year ending June 30, 2003 and to reaudit our financial statements for the fiscal years ending June 30, 2002 and June 30, 2001. Morgan & Company accepted such appointment on February 17, 2003. Prior to their appointment, we did not consult with Morgan and Company on any matters related to accounting or the type of opinion they may issue.

On August 8, 2003, our board of directors unanimously approved a decision to terminate our auditors, Morgan and Company. On the same date, our accounting firm, Morgan and Company, Chartered Accountants was dismissed by us as our independent auditors. During the 2002 and 2001 fiscal years and subsequent interim periods, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between us and Morgan and Company. Morgan and Company was dismissed because we decided to retain a U.S. Certified Public Accountant to audit our financial statements for our June 30, 2003 fiscal year end.

The report of Morgan and Company on our financial statements covered the period from inception on July 27, 2000 to June 30, 2002 did not contain an adverse, qualified or disclaimer of opinion. However, the report did contain an explanatory paragraph wherein Morgan and Company expressed substantial doubt about our ability to continue as a going concern.

We requested Morgan and Company furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by us. On September 17, 2003 we delivered a copy of our Form 8-K to Morgan and Company. On September 17, 2003, Morgan and Company replied and their letter agreeing with the statements contained therein. The letter is filed as Exhibit 16.3 to our our SB-2 Registration Statement, SEC file #333-50994.

At our board meeting on September 16, 2003, our board of directors unanimously approved the decision to engage Chavez & Koch, CPA's as our independent auditors for our fiscal year ending June 30, 2003 . Chavez & Koch, CPA's, accepted such appointment on September 17, 2003. Prior to their appointment, we did not consult with Chavez & Koch, CPAs on any matters related to accounting or the type of opinion they may issue.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address	Age	Position(s)
Reg C. Handford 7999 Woodhurst Drive Burnaby, British Columbia Canada	57	President and a member of the Board of Directors

Taras Chebountchak 11 Townsgate Drive, #19406 Thornhill, Ontario Canada L4S 8G4	34	Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors.

All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Since February 8, 2002, Reg Handford has been our president, treasurer and a member of our board of directors. Mr. Handford did not devote any time to our operations prior to February 8, 2002, but intends to devote approximately 10% of his time to our operations. From September 2001 to February 8, 2002, Mr. Handford was the office administrator for Palal Mining Corporation, an exploration company located in Vancouver, British Columbia. Since September 28, 2001, Mr. Handford has been president, treasurer and a member of the board of directors of Raglan Mines Limited, an exploration corporation located in Vancouver, British Columbia. From October 2001 until August 2003, Mr. Handford was president of Bright Star Ventures Ltd., an exploration company located in Vancouver, British Columbia. From September 1999 to August 2001, Mr. Handford was English-Content Editor for the Chinaweb.com site operated by China Web Ltd in Beijing, China. From March 1999 to June 2000, Mr. Handford was president of Tiberon Resources Ltd., a company which was subsequently listed for trading on the Bulletin Board. From September 1998 to March 1999, Mr. Handford was a trader with Levesque Securities Ltd. in Vancouver, British Columbia. From June 1994 to July 1997, Mr. Handford was office manager of Network Gaming International Ltd., a British Columbia corporation located in Vancouver, British Columbia which developed and deployed software linking networks for casinos offering online bingo. At other times, between specific jobs, Mr. Handford was a private investor. Mr. Handford is currently not employed as a full-time employee with any other entity. Mr. Handford has no technical training in the field of mineral explorations.

Taras Chebountchak has been our Secretary, Treasurer, Chief Financial Officer, and a member of the board of directors since inception. Since inception, Mr. Chebountchak has devoted approximately 1% of his time to our operations and intends to devote 5% of his time to our operations in the future. Since June 2000, Mr. Chebountchak has been Secretary, Treasurer and a director of Raglan Mines Limited a Nevada corporation engaged in exploration with its principal offices located in Vancouver, British Columbia. Since March 1998, Mr. Chebountchak has also been President and a director of First Class Financial Services, Inc. First Class Financial Services is a finance company located in Concord, Ontario, Canada. From December 1996 to February 1998, Mr. Chebountchak was affiliated with A&T Secure Financing. A&T is a finance company located in Toronto, Ontario, Canada. Mr. Chebountchak was responsible for public relations with clients, banks, financial institutions and leasing companies. From December 1994 to January 1996, Mr. Chebountchak was Vice President of IMC Canada. IMC Canada specializes in personal business income tax preparation and is located in Ottawa, Ontario, Canada. Mr. Chebountchak holds a Master of Science degree in mechanical engineering from Lvov Polytechnic Academy. Mr. Chebountchak has no technical training in the field of mineral explorations.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16 (a) of the Exchange Act

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to the chief executive officer and the other highest paid executive officers during the three most recent fiscal years.

Summary Compensation Table

Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Names Executive Officer and Principal Position	Year Ended	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Under Options/ SARs Granted (#)	Securities Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	Other Annual Compen- sation (US$)
Reg Handford President	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Taras Chebountchak Treasurer	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 136,753	0 0 0	0 0 0

Reid Anderson (former president - resigned -02-02)	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 136,753	0 0 0	0 0 0

We have not paid any salaries in 2002, none in 2003, and we do not anticipate paying any salaries at any time in 2004. We will not begin paying salaries until we have adequate funds to do so.

[1]   All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2003.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2004. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of October 8, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name and Address Beneficial Ownership [1]	Number of Shares Before the Offering	Number of Shares After Offering Assuming all of the Shares are Sold	Percentage of Ownership After the Offering Assuming all of the Shares are Sold
Reg Handford 7999 Woodhurst Drive Burnaby, British Columbia Canada	2,500,000	2,500,000	35.71%

Taras Chebountchak 11 Townsgate Drive #19406 Thornhill, Ontario Canada L4S 8G4	2,500,000	2,500,000	35.71%

All Officers and Directors as a Group (2 persons)	5,000,000	5,000,000	71.42%

[1]   The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Messrs. Handford and Chebountchak are the only "promoters" of our company.

[2]   Reid Anderson, our former president and director, transferred all of his right, title and interest in 2,500,000 shares of common stock that he owned to Reg Handford in February 2002.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in our control of the company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In June 2000, we issued a total of 2,500,000 shares of restricted common stock to Reid Anderson, our former president and a member of the board of directors and 2,500,000 shares of restricted common stock to Taras Chebountchak, a current officer and director of our company. This was accounted for as a compensation expense of $273,048 and advances and reimbursement expenses of $1,952. On February 8, 2002, Mr. Anderson transferred his shares to Reg Handford, our president and a member of the board of directors.

Mr. Anderson also caused our property, comprised of eight claims, to be staked at a cost of $1,282.00. The claims were staked by James Thom for the $1,282.00. The terms of the transaction with Mr. Thom were at arm's length and Mr. Thom was not an affiliate.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-50994 on November 30, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate (none exist).
10.1	Sun #1 Mining Claim.
10.2	Sun #2 Mining Claim.
10.3	Sun #3 Mining Claim.
10.4	Sun #4 Mining Claim
10.5	Sun #5 Mining Claim
10.6	Sun #6 Mining Claim
10.7	Sun #7 Mining Claim
10.8	Sun #8 Mining Claim.
10.9	Bill of Sale.
10.10	Trustee Statement
10.11	Assignment from Reid Anderson to Reg Handford
10.12	Assignment from Reg Handford to Ardent Mines
99.1	Subscription Agreement.

The following exhibits are filed with this report:

14.1	Code of Ethics
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 - $0 - Williams & Webster, P.S.
2002 - $12,450 - Williams & Webster, P.S.

2003 - $3,100 - Manning Elliott
2002 - $3,500 - Manning Elliott

2003 - $0 - Morgan and Company
2002 - $0 - Morgan and Company

2003 - $0 - Chavez & Koch, CPAs
2002 - $0 - Chavez & Koch, CPAs

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003 - $0 - Williams & Webster, P.S.
2002 - $0 - Williams & Webster, P.S.

2003 - $0 - Manning Elliott
2002 - $0 - Manning Elliott

2003 - $0 - Morgan and Company
2002 - $0 - Morgan and Company

2003 - $0 - Chavez & Koch, CPAs
2002 - $0 - Chavez & Koch, CPAs

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - $0 - Williams & Webster, P.S.
2002 - $0 - Williams & Webster, P.S.

2003 - $0 - Manning Elliott
2002 - $0 Manning Elliott

2003 - $0 - Morgan and Company
2002 - $0 - Morgan and Company

2003 - $0 - Chavez & Koch, CPAs
2002 - $0 - Chavez & Koch, CPAs

(4)   All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 - $0 - Williams & Webster, P.S.
2002 - $0 - Williams & Webster, P.S.

2003 - $0 - Manning Elliott
2002 - $0 - Manning Elliott

2003 - $0 - Morgan and Company
2002 - $0 - Morgan and Company

2003 - $0 - Chavez & Koch, CPAs
2002 - $0 - Chavez & Koch, CPAs

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of October, 2003.

ARDENT MINES LIMITED (Registrant)

BY:	/s/ Reg Handford Reg Handford, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Reg Handford Reg Handford	President, Principal Executive Officer and member of the Board of Directors	October 13, 2003

/s/ Taras Chebountchak Taras Chebountchak	Secretary, Treasurer, Principal Financial Officer and a member of the Board of Directors	October 13, 2003