Form 10QSB
period 2003-09-30
ARDENT MINES LTD
filed 2003-11-21
CIK 1129018

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2003


 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                    Commission File Number:  333-50994



                           ARDENT MINES LIMITED


   -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                     Nevada                            88-0471870

           -------------------------------       ----------------------
           (State or other jurisdiction of       (IRS Employer
           incorporation or organization)        Identification Number)


                    7999 Woodhurst Drive, Burnaby, BC
	               Vancouver, BC Canada V5A 4C6
                -------------------------------------------
                  (Address of principal executive offices)

               Issuer's telephone number:  604-619-3528



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes [X]  No [ ]

As of November 21, 2003 the Company had 5,431,870 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.




PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Ardent Mines Limited
(A Development Stage Company)

Balance Sheet
As of September 30, 2003 and June 30, 2003

                                           Unaudited
                                             9/30/03     6/30/03

ASSETS

Current Assets
  Cash                                       $21,930          $6
    Total Current Assets                     $21,930           6

Total Assets                                  21,930           6
                                             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities
  Accounts payable                           $24,104      $8,731
  Due to related party                        16,302      16,231
    Total current liabilities                 40,406      24,962

Total liabilities                             40,406      24,962


Stockholders' equity
Common stock: $0.00001 par value,
  100,000,000 shares authorized
    5,000,000 shares issued and outstanding       50          50
  Additional paid-in capital                 274,950     274,950
  Subscribed stock                                 2           -
  Additional paid-in capital-
     subscribed stock                         21,885           -
  Accumulated deficit                       (315,363)   (299,956)
     Total stockholders' equity              (18,476)    (24,956)

Total Liabilities and Stockholder's Equity   (21,930)           6
                                              ===================

The notes to the financial statements should be read in conjunction with these balance sheets.






Ardent Mines Limited
(An Exploration Stage Company)

Statements of Operations and Accumulated Deficit
(expressed in U.S. dollars, unaudited)



                                        UNAUDITED
                                                   From 7/27/00
                                    9/30/2003      to 9/30/2003

Revenue                               $                $

Cost of Sales

Expenses
  General and administration          15,407            315,363
     Total expenses                   15,407            315,363

Operating Loss                       (15,407)          (315,363)

Net Loss                             (15,407)          (315,363)

Weighted Average Number of
  common shares outstanding          5,000,000         5,000,000

NET LOSS PER SHARE                   $ (0.00)           $(0.06)


The notes to the financial statements should be read in conjunction with these statements of income.






Ardent Mines Limited
(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)
(expressed in U.S. dollars, unaudited)




                        UNAUDITED
                    ----------------------------------------------------------
                                                                        Total
                       Common Stock                Add'l         Stockholders
                    ----------------------------- Paid In     Loss
                    Shares Value Subscribed Value Capital Accumulated  Equity

Issued for services
August 1, 2000   5,000,000   $50       -      -  $274,950  $ -       $275,000

Net loss
June 30, 2001                          -      -       -   (288,255)  (288,255)

Balance at June 30, 2001
                 5,000,000    50       -      -   274,950 (288,255)   (13,255)

Net loss
June 30, 2002          -       -       -      -       -     (9,982)    (9,982)

Balance at June 30, 2002
                 5,000,000    50                  274,950 (298,237)   (23,237)

Net loss
June 30, 2003                  -       -      -       -     (1,719)    (1,719)

Balance at June 30, 2003
                 5,000,000    50       -      -   274,950 (299,956)   (24,956)

Subscribed stock issued for cash
  August 12, 2003      -       -  18,870      2    21,885        -     21,887

Net loss
September 30, 2003
                       -       -       -      -       -    (15,407)   (15,407)

Balance at September 30, 2003
                5,000,000    $50 218,870     $2  $296,835 $(315,363) $(18,476)


The notes to the financial statements should be read in conjunction with this statement of changes in stockholders' equity (deficit)






Ardent Mines Limited
(An Exploration Stage Company)

Statements of Cash Flows
(for the three months ended September 30, 2003)

                                                       UNAUDITED
                                                         9/30/03
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $    (15,407)
  Adjustments to reconcile net income (loss)
    to net cash provided by operations:
  Increase (decrease) in liabilities:
    Accounts payable                                      15,373
                                                         -------
Net cash provided by (used in) operating activities         (34)
                                                         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Advance from related party                              71
      Issuance of common stock subscriptions              21,887
                                                         -------
Net cash provided by (used in) financing activities       21,958
                                                         -------

NET INCREASE (DECREASE) IN CASH                           21,924

CASH, BEGINNING OF PERIOD                                      6

CASH, END OF PERIOD                                 $     21,930
                                                    ============

Supplemental Information:
      Cash paid for interest                        $          -
                                                    ============



The notes to the financial statements should be read in conjunction with this statement of cash flows.






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

Earnings Per Share Calculations

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic weighted average number of common shares outstanding was 5,000,000 for the period ended September 30, 2003. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2003 the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock. Therefore, no diluted EPS was calculated.

Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs, and minor renewals are expensed as incurred; major renewals and betterments are capitalized. When assets are sold, retired, or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and resulting gains and losses are included in operations. Depreciation and amortization are computed on the straight-line basis and accelerated methods for both financial statement and income tax purposes over the estimated useful lives of the assets. As of September 30, 2003 the Company had no capitalized property and equipment.


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

Advertising

Advertising costs are to be expensed when incurred. There were no advertising costs for the year ended September 30, 2003.

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

The claims expire on August 27, 2004 and are subject to a renewal fee of $100 per year per claim.

NOTE 4 - RELATED PARTY PAYABLE

The Company has a payable to a director of the Company of $16,302. The payable is without specific terms of repayment and is non-interest bearing.

During the three months ended September 30, 2003 a director of the Company provided office space to the Company at no cost.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is engaged in the exploration of mineral leases on unproven mining property. At the present time, there are no feasibility studies establishing proven and probable reserves.


The Company is currently undertaking the necessary steps to become registered as a publicly traded company. Upon registration as a public company, the Company plans to offer up to 2,000,000 shares of common stock at an estimated $0.10 per share. In connection with this undertaking, the Company has signed a contract with a securities attorney to assist in the registration. The total fees to be paid to the attorney are $25,000. Of this amount, $10,000 was paid when the services began and has been expensed as legal fees in the accompanying financial statements. The remaining $15,000 has been recorded as an account payable and is due when the Company's registration statement was declared effective by the Securities and Exchange Commission.

NOTE 6 - STOCKHOLDERS' EQUITY

A chronological history of Stockholders' Equity is as follows:

July 27, 2000 - The Company incorporated in Nevada. The Company is authorized to issue 100,000,000 shares of its $0.00001 par value common stock.

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

August 12, 2003 - SB2 registration approved for the offering of 2,000,000 shares of common stock at $0.10 per share.

August 12, 2003 - 218,870 shares of stock in connection with the SB2 registration were sold to various individuals. These shares will be issued to these individuals once the company has completed their attempts to sell shares under the SB2 registration. Currently the shares already sold have been recorded as subscribed shares and will be moved to common stock once the shares are issued.


NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From July 27, 2000 (date of inception) to September 30, 2003 the Company has incurred a loss of $315,363. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offerings of its common stock. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 involve known and unknown risks,uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Overview:


The Company was incorporated in the State of Nevada on July 27, 2000 and is engaged in the acquisition and exploration of mining properties.

In August, 2000 the Company acquired one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non affiliated third party. The property is located on Copperkettle Creek, approximately three miles upstream from its confluence with Kettle Creek. It is on the eastern slope of Beaverdale Range of the Monashee Mountains. The claims lie approximately thirty miles east of the town of Penticton,British Columbia. Each claim is 500 meters by 500 meters or 200 hectares.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or other modifications. The claims expire on August 27, 2004 and are subject to a renewal fee of $100 per year per claim.

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

Management seeks additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. We have so far sold 431,870 shares for net proceeds of 43,187.00. Please see Part II, Item 2(d).





PLAN OF OPERATION

In our last audit, that for the period ended June 30, 2003, the auditor issued a 'going concern' opinion; this means that there is doubt that we can continue as an ongoing business for the next twelve months.

The Company is constrained for cash and so in the next twelve months, the Company does not expect any significant changes in the number of employees and does not expect the purchase or sale of plant or significant equipment. We also have no plan for research and development for any property or product other than our Sun claims. See above overview for development information on the Sun claims.

At September 30, 2003, the Company had a working capital deficit of $18,476. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $30,476 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.


Dependence Upon External Financing: The ability of the Company to continue to grow and expand its business is highly dependent upon the ability of the Company to continue to raise external financing, from the sale of equity and/or the incurrence of debt. If the Company were unable to obtain debt and/or equity financing upon terms that were sufficiently favorable to the Company, or at all, it would have a materially adverse impact upon the ability of the Company to continue to expand its business and operations, or to implement its business plan as now contemplated by the Company.


Reliance on Key Management: The success of the Company is highly dependent upon the continued services of Reg Handford, its President and Chief Executive Officer, who is the primary person responsible for building the Company's business. If he were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.




                       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2(d) USE OF PROCEEDS

Pursuant to Reg.230.463 we report the use of proceeds from sales made following our registration statement of August 12, 2003, up to and including November 12, 2003 as follows:

Received net proceeds:   43,187.00
Less:
    Repay Related Party  15,003.56
    Legal and Audit      16,561.46
    Gen. and Admin           28.55

Unallocated              11,593.43






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None




                               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ARDENT MINES LIMITED.
                                                   ---------------
                                                     (Registrant)


                                                   /s/
Date:  November 21, 2003                      By:  _________________________
                                                 Reg Handford
 						 President, Principal Executive
                                                 Officer and member of the
                                                 Board of Directors


                                                   /s/
                                             By:  _________________________
                                                 Taras Chebountchak
 						 Secretary, Treasurer, Principal
						 Financial Officer and member of
                                                 the Board of Directors






                            INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

 31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

 32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002