Form 10QSB
period 2003-12-31
ARDENT MINES LTD
filed 2004-02-02
CIK 1129018

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED DECEMBER 31, 2003


 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 2003

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

As of January 22, 2004 the Company had 5,431,870 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

These financial statements are prepared by (and are the responsibility of) management and are UNAUDITED. Please be so kind as to read the notes in conjunction with these financial statements.


ARDENT MINES LIMITED
(A Development Stage Company)

BALANCE SHEET
As of December 31, 2003 and June 30, 2003

                                           Unaudited
                                            12/31/03     6/30/03

ASSETS

Current Assets
  Cash                                        $7,400          $6
    Total Current Assets                      $7,400           6

Total Assets                                   7,400           6

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities
  Accounts payable                            $9,104      $8,731
  Related party payables                                  16,231
  Accounts payable- third party                2,810
   Total current liabilities                  11,914      24,962

Total liabilities                             11,914      24,962

Stockholders' equity
Common stock: $0.00001 par value,
  100,000,000 shares authorized
    5,000,000 shares issued and outstanding       55          50
     (431,870 subscribed at $0.01 each)
  Additional paid-in capital                 327,077     274,950
  Accumulated deficit during
     exploration stage                      (331,646)   (299,956)
     Total stockholders' equity               (4,514)    (24,956)

Total Liabilities and Stockholder's Equity     7,400           6
                                              ===================

The notes to the financial statements should be read in conjunction with these balance sheets.
========================================================================
ARDENT MINES LIMITED
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
(expressed in U.S. dollars, unaudited)

                                                    Deficit
                      Common Stock                Accumulated
                     ---------------  Additional    During        Total
                     Number            Paid-in    Exploration  Stockholders'
                   of Shares  Amount   Capital      Stage     Equity (Deficit)
                   --------- -------- ----------  ----------- ----------------
Issuance of common
stock for services and
payment of advances at
approximately 0.055 per
share, August, 2000
                   5,000,000  $   50   $274,950    $      -      $275,000

Net loss for year ended, June 30, 2001
                           -       -          -    (288,255)     (288,255)

Balance, June 30, 2001
                   5,000,000  $   50   $274,950    (288,255)      (13,255)


Net loss for year ended, June 30, 2002
                           -       -          -      (9,982)       (9,982)

Balance, June 30, 2002
                   5,000,000  $   50   $274,950    (298,237)      (23,237)

Net loss for year ended, June 30, 2003
                           -       -          -      (1,719)       (1,719)

Balance, June 30, 2003
                   5,000,000  $   50   $274,950    (299,956)      (24,956)

Sale of common stock for cash
  Six months to Dec 31, 2003
                     521,320  $    5    $52,127           -       $52,132

Balance, December 31, 2003
                   5,521,320  $   55   $327,077   $(331,646)	$(4,514)


The notes to the financial statements should be read in conjunction with This statement of stockholders' equity

==============================================================================



ARDENT MINES LIMITED
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(expressed in U.S. dollars, unaudited)


                                      UNAUDITED
                                   Six months ended       From 7/27/00
                                  12/31/2003 12/31/2002  to 12/31/2003

Revenue                              $           $           $

Cost of Sales

Expenses
  Consulting services
      provided by directors           -            -          273,048
  Legal and accounting             19,400         625          42,569
  General and administrative        6,114          52           8,017
  Filing and incorporation fees       -            -              500
  Mining exploration expense          373          -            1,709
  Travel                            5,804          -            5,804

TOTAL EXPENSES                     31,690         677         331,646

LOSS FROM OPERATIONS              (31,690)       (677)       (331,646)

INCOME TAXES                          -            -             -

NET LOSS                         $(31,690)      $(677)      $(331,646)

NET LOSS PER COMMON SHARE,
    BASIC AND DILUTED            $  (0.01)     $(0.00)         $(0.06)

WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES OUTSTANDING
    BASIC AND DILUTED           5,107,968     5,000,000           n/a


The notes to the financial statements should be read in conjunction with these statements of income.

=============================================================================






ARDENT MINES LIMITED
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
                                                                  Period from
                                                                 July 27, 2000
                                             Six Months Ended   (Inception) to
                                            ---------UNAUDITED----------------
                                            12/30/03  12/31/2002   Dec 31,2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $  (31,690) $  (3,961)     (331,646)
  Payment of expenses from
   issuance of stock                               -          -       274,900
  Increase in accounts payable                   373          -         9,104
  Increase in payables-related party         (16,231)         -             -
  Increase in accrued liabilities                  -      3,925             -
  Increase in payables-third party             2,810          -         2,810

Net cash provided by (used in)
      operating activities                   (44,738)       (36)      (44,832)


CASH FLOWS FROM INVESTING ACTIVITIES               -          -             -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from related party                       -          -           100
  Proceeds from sale of common stock          52,132          -        52,232
Net cash provided by financing activities     52,132          -        52,232

NET INCREASE (DECREASE) IN CASH                7,394        (36)        7,400

Cash, Beginning Of Period                          6         (8)            -

Cash, End Of Period                            7,400        (44)        7,400


Supplemental Information:
  Cash paid for interest                           -          -             -
  Income Taxes paid                                -          -             -

Non-cash investing and financing transactions $    -          -       274,900
  Stock issued in payment of consulting
     and other expenses
  Stock issued in payment of advances         $    -          -           100

The notes to the financial statements should be read in conjunction with this statement of cash flows.



NOTES TO THE FINANCIAL STATEMENTS
These notes are prepared by management


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

Earnings Per Share Calculations

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares was 5,107,968 for the six month period ended December 31, 2003.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2003 the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock. Therefore, no diluted EPS was calculated.

Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs, and minor renewals are expensed as incurred; major renewals and betterments are capitalized. When assets are sold, retired, or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and resulting gains and losses are included in operations. Depreciation and amortization are computed on the straight-line basis and accelerated methods for both financial statement and income tax purposes over the estimated useful lives of the assets. As of December 31, 2003 the Company had no capitalized property and equipment.


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

Advertising

Advertising costs are to be expensed when incurred. There were no advertising costs for the year ended December 31, 2003.

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

NOTE 4 - RELATED PARTY PAYABLE

The Company had a payable to a director of the Company of $16,230; the payable was without specific terms of repayment and was non-interest bearing. It was repaid in this half-year period.

During the six months ended December 31, 2003 a director of the Company provided office space to the Company at no cost.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is engaged in the exploration of mineral leases on unproven mining property. At the present time, there are no feasibility studies establishing proven and probable reserves.


The Company is currently undertaking the necessary steps to become registered as a publicly traded company. Upon registration as a public company, the Company plans to offer up to 2,000,000 shares of common stock at an estimated $0.10 per share. In connection with this undertaking, the Company has signed a contract with a securities attorney to assist in the registration. The total fees to be paid to the attorney are $25,000. Of this amount, $10,000 was paid when the services began and has been expensed as legal fees in the accompanying financial statements. The remaining $15,000 was recorded as an account payable and was due when the Company's registration statement was declared effective by the Securities and Exchange Commission; this occurred, and the funds have been paid to the attorney.

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

December 31, 2003 - 431,870 shares of stock in connection with the SB2 registration were sold to various individuals. These shares will be issued to these individuals once the company has completed their attempts to sell shares under the SB2 registration. Currently the shares already sold have been recorded as subscribed shares and will be moved to common stock once the shares are issued. There have been no sales subsequent to December 31, 2003


NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From July 27, 2000 (date of inception) to December 31, 2003 the Company has incurred a loss of $315,363. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offerings of its common stock. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.




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

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003 involve known and unknown risks,uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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

At December 31, 2003, the Company had a working capital deficit of $4,514.
A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $16,514 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.


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




                       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2(d) USE OF PROCEEDS

Pursuant to Reg.230.463 we report the use of proceeds from sales made following our registration statement of August 12, 2003, up to and including December 31, 2003 as follows:

Received net proceeds:   43,187
Less:
    Repay Related Party     13,492
    Legal                   15,000
    Accounting and audit     4,900
    Travel                   2,547
    General, Office, Admin   3,893
Total:                      39,832

Unallocated               3,355



No further shares have been sold since December 31, 2003.




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


                                                   ARDENT MINES LIMITED.
                                                   ---------------
                                                     (Registrant)


                                                   /s/
Date:  January 29, 2004                      By:  _________________________
                                                 Reg Handford
 						 President, Principal Executive
                                                 Officer and member of the
                                                 Board of Directors


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