Form 10QSB
period 2004-03-31
ARDENT MINES LTD
filed 2004-06-04
CIK 1129018

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED MARCH 31, 2004


                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2004

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

As of May 25th, 2004 the Company had 6,014,450 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

These financial statements are prepared by (and are the responsibility of management and are unaudited. Please read the notes in conjunction with these financial statements.


ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEET
As of March 31, 2004 and June 30, 2003


                                     March 31     June 30
                                        2004         2003
                                    (unaudited)
                                     --------     -------
ASSETS
  CURRENT ASSETS
    CASH                             $ 40,287    $      6
                                     --------    --------
TOTAL ASSETS                         $ 40,287    $      6
                                      ========   ========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
    Accounts payable                $ 11,913      $  8,731
    Accrued liabilities                2,250
    Advances from related party                     16,231
                                    --------      --------
    Total Current Liabilities         14,163        24,962
                                    --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock: $0.00001 par value
    100,000,000 shares authorized
    6,014,450 shares outstanding          60           50
  Additional paid-in capital         376,385      274,950
  Deficit accumulated during
        the exploration stage       (350,321)    (299,956)
                                    --------     --------
  TOTAL STOCKHOLDERS' EQUITY
    (DEFICIT)                         26,124      (24,956)
                                    --------     --------
TOTAL LIABILITIES AND
    STOCKHOLDERS' DEFICIT           $ 40,287     $      6
                                    ========     ========


Ardent Mines Limited
(An Exploration Stage Company)
Statements of Operations
(unaudited)


                  Accumulated from
                     July 27, 2000
                (Date of Inception)   Three Months Ended    Nine Months Ended
                       to March 31         March 31,            March 31,
                           2004        2004       2003        2004       2003
                       ---------     -------   --------      ------     ------
Operating expenses
Consulting provided
  by directors          $273,048
General
  and administration      21,443    $12,926     $    65    $ 19,040    $   117
Legal and accounting      47,312      4,743                  24,143        625
Mining exploration         1,709                                373
Travel                     6,809      1,005                   6,809
                       ---------   --------     -------    --------    -------
  Total operating
    expenses             350,321     18,674                  50,365        742
                       ---------   --------     -------    --------    -------
Net loss               $(350,321)  $(18,674)   $(    65)   $(50,365)  $(  742)
                       =========   ========     =======    ========    =======

Basic and diluted
  loss per share                      $(.00)      $(.00)    $(0.01)     $(.00)
Weighted average
  shares outstanding              5,727,185    5,000,000  5,341,308  5,000,000

















ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)



                                                          Nine Months Ended
                                                               March 31,
                                                           2004         2003
                                                      ---------    ---------
Cash flows used in operating activities:

  Net loss                                           $( 50,365)      $(  742)

  Changes in non-cash working capital items

    Increase (decrease) in accounts
      payable and accrued liabilities                    5,432        (1,375)
                                                     ---------     ---------
Net cash Used in Operating Activities                 ( 44,933)      ( 2,117)
                                                     ---------     ---------

Cash Flows from financing activities
  Proceeds from common stock subscriptions             101,445
  Due to related parties                              ( 16,231)        2,139
                                                     ---------     ---------
Net cash from financing activities                      85,214         2,139
                                                     ---------     ---------

Net change in cash                                      40,281            22
Cash- Beginning of Period                                    6
                                                     ---------     ---------
Cash- End of Period                                     40,287        $   22
                                                     =========     =========
















ARDENT MINES LIMITED
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines Limited ("Ardent") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent's Annual Report filed with the SEC on Form 10-KSB.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2003 as reported in the 10-KSB have been omitted.


NOTE 2 - COMMON STOCK ISSUANCES

During the 9-month period ended March 31, 2004, Ardent sold 1,014,500 shares at $.10 for gross proceeds of $101,750, to net $101,445 after charges for processing of bank wires.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 may contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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

Management seeks additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. We have sold 1,014,450 shares for net proceeds of $101,445.00. Please see Part II, Item 2(d).





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

At March 31, 2004, the Company had working capital of $26,124. A minimum of $2,000 per quarter is needed to cover expenses, leaving $16,124 as working capital one year hence. This amount would operate the Company but leave little for exploration. The Company hopes to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.


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




                       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2(d) USE OF PROCEEDS

Pursuant to 230.463 we report the use of proceeds from sales made following our registration statement of August 12, 2003, up to and including April 3rd, 2004 as follows:

Received net proceeds:    $101,445
Less:
    Accounting and legal    22,593
    Accounts payable         7,812
    General and admin.      24,644
    Mining exploration         373
    Related Party           13,492
    Stock transfer expense     981
    Travel                   9,539

Unallocated Cash           $21,878

The offering was closed at the end of business on April 2nd, 2004.




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


                                                   ARDENT MINES LIMITED.
                                                   ---------------
                                                     (Registrant)


                                                   /s/
Date:  May 26, 2004                         By:  _________________________
                                                 Reg Handford
                                      President, Principal Executive
                                                 Officer and member of the
                                                 Board of Directors


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