Form 10KSB
period 2004-06-30
ARDENT MINES LTD
filed 2004-11-12
CIK 1129018

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-50994

ARDENT MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0471870 (I.R.S. Employer Identification No.)

7999 Woodhurst Drive,
Burnaby, British Columbia
Canada V5A 4C6
(Address of principal executive offices, including zip code.)

(604) 681-3864
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
Yes [ x ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

State issuer's revenues for its most fiscal year:  June 30, 2004: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of October 29, 2004, the value was $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 29, 2004: 6,014,450

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

PART I

General

We were incorporated in the State of Nevada on July 27, 2000. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Nevada Corporate Headquarter, 101 Convention Center Drive, Suite 700 Las Vegas, Nevada 89109 and our business office is located at 7779 Woodhurst Drive, Burnaby, British Columbia, Canada. This is our mailing address as well. Our telephone number is (604) 681-3864. Reg C. Handford, our president, supplies this office space on a rent-free basis.

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

To date we have performed early stage work on the property. Our work season in 2004 began late because of the fire hazard from the very hot and dry summer. We have spent $5,000 in 2004 on exploration of the property.

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

Claims

The following is a list of tenure numbers, claim , date of recording and expiration date of our claims:

Claim No.	Document Description	Date of Recording	Date of Expiration
390015	Sun #1 Mining Claim.	October 29, 2001	August 26, 2005
390016	Sun #2 Mining Claim.	October 29, 2001	August 26, 2005
390017	Sun #3 Mining Claim.	October 29, 2001	August 26, 2005
390018	Sun #4 Mining Claim	October 29, 2001	August 26, 2005
390019	Sun #5 Mining Claim	October 29, 2001	August 26, 2005
390020	Sun #6 Mining Claim	October 29, 2001	August 26, 2005
390021	Sun #7 Mining Claim	October 29, 2001	August 26, 2005
390022	Sun #8 Mining Claim.	October 29, 2001	August 26, 2005

In order to maintain these claims we must pay a fee of about CDN$100 per year per claim.

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

The property is usually snow-free from June to November, providing a five to six month exploration season. As such, no exploration will take place from approximately December to May. However, development work is possible in the winter depending on local conditions.

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

We have not selected any specific individual or company to conduct our three phases of exploration, although this season's exploration was carried out by local contractor MadMan Mining Corp. We would expect to hire someone or a company such as MadMan that has experience in exploration in British Columbia and who can conduct our plan of exploration within the budget we have available. The mining and mining industres industry in British Columbia have been somewhat depressed and many exploration companies, engineers and geologists were willing to render services at low rates; this is rapidly changing as metal prices rise and there is greater incentive to find new mines, and exploration activity is concomitantly rising.

Our exploration program is designed  to proceed in the following three phases:

Phase 1 will begin with research of the available geological literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We intend to interview and possibly pay fees to consulting geologists with knowledge of the area or knowledge of areas with analogous regional geology. We will pay geologists fees only on a per day or week basis according to time spent on research or field activities.  We also intend to interview or engage other geologists or field workers familiar with the area.

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

Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are more extensive trenching, more advanced geophysical work, and drift driving.

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

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence and indeed can be thought of as an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from our particular property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we expect to be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* * * *	locating claims posting claims working claims reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations at this stage of our company's evolution.

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

Employees and Employment Agreements

We intend to use the services of subcontractors for manual labor exploration work on our properties. At present, we have no employees, other than our officers and directors. Our officers and directors are part-time employees and will devote about 10% of their time to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Handford handles our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our property. Madman Mining Corp. of Vancouver, BC has completed work totaling about $5,000 in the Summer work season of 2005 subsequent to the corporate year end, on a contract basis.

Risks associated with Ardent Mines:

1.    Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and many have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors may be unwilling to loan or advance any additional capital to us,  we may have to suspend or cease operations within four months.

2.    Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

3.    We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated in July 2000 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $362,749. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues, and our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

4.    If we can't locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

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

5.    We have no known ore reserves. Without ore reserves we can not generate income and if we cannot generate income we will have to cease operations which result in the loss your investment.

We have no known ore reserves. Without ore reserves, we cannot generate income and if we cannot generate income we will have to cease operation which will result in the loss of your investment.

6.    We don't raise enough money for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We are in the very early exploration stage and need the proceeds from our offering to start exploration. Since there is no minimum and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to commence its operations. If that occurs we will have to delay operations or may never start our operations which will result in the loss of your investment.

7.    Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on our property. Additionally, as water flows down, elevated areas such as our property can rapidly dry out in the hot summers such as have been experienced in Southern British Columbia in 2003 and 2004, resulting in closures of vehicle access due to extreme fire hazard. This can occur any time June through September.

8.    Because we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

9.   W e may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend operations.

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

10.    Because Messrs. Handford and Chebountchak have other outside business activities and will only be devoting 10% of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Messrs. Handford and Chebountchak, our officers and directors have other outside business activities and will only be devoting 10% of their time to our operations, our operations may be sporadic and occur at times which are convenient to Messrs. Handford and Chebountchak. As a result, exploration of our property may be periodically interrupted or suspended.

11.    Because title to our property is held in the name of another person, if he transfers our property to someone other than us, we will cease operations.

Title to our property is not held in our name. Title to our property is recorded in the name of James Thom. If Mr. Thom transfers our property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations.

12.    Because our officers and directors still own more than 50% of the outstanding shares after our offering, they will be able to decide who will be directors and you may not be able to elect any directors.

Messrs. Handford and Chebountchak still own 5,000,000 shares and will continue to control us. As a result, Handford and Chebountchak will be able to elect all of our directors and control our operation.

13.    Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 2.   DESCRIPTION OF PROPERTIES.

In August 2000, Reid Anderson, our original president and a member of the board of directors acquired one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non affiliated third party. The claims were recorded in Mr. Thom's name to avoid paying additional fees, and he has provided us with a signed and unexecuted bill of sale in our favor. To date we have performed $5,000 of surface work on our property. The claims lie approximately thirty miles east of the town of Penticton, British Columbia.

Our administrative office is located at 7999 Woodhurst Drive, Burnaby, British Columbia, Canada V5A 4C6 and our telephone number is (604) 681-3864 and our registered statutory office is located at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109. Our fiscal year end is June 30. Our mailing address is 7999 Woodhurst Drive, Burnaby, British Columbia, Canada V5A 4C6.

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders in 2004.

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

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities. Of the 6,014,450 shares of common stock outstanding as of October 29, 2004, 5,000,000 shares were owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At October 29, 2004, there were thirty-eight holders of record.

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

We completed our offering of shares to the public on April 2, 2004 by terminating the offer when we could find no further purchasers of our shares. we sold a total of  1,014,450 shares for $0.10 per share. As there were no commissions or other similar offering expenses, the gross and net proceeds of the offering were the same, namely $101,450.00. See the table below for the disposition of the monies received, up to October 29, 2004.

Received net proceeds: $	101,445
Less:	$
Accounting and Legal	26,743
Accounts Payable	7,812
General and Admin.	27,283
Mining Exploration	6,125
Related Party	13,492
Stock Transfer Expense	1,801
Travel	9,539

Unallocated Cash: $	8,650

From the effective date of the registration statement, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid.

From the effective date of the registration statement, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts. The expenses as they actually occurred vary from those planned in Ardent Mines Limited's SB2 filing. In particular, related party payable loans were repaid to Mr. Handford to alleviate his cash flow shortage thus enabling him to continue with the company. Delays in getting the company's shares to trade on the OTCBB (which has not yet occurred) resulted in higher than expected drains on the treasury for accounting expenses and costs in filing quarterly statements. Travel costs were incurred to seek new properties and new sources of private financing.

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

To meet our need for cash we raised money from our public offering. We cannot guarantee that we will be able to raise enough money through subsequent sources to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans  from our officers or others. We have no such source at the present.

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

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 27, 2000 to June 30, 2004 was $nil as a result of proceeds received from advances from directors. We have also spent $5,000 approximately, on field work in August, 2004.

Part of the first phase exploration program was completed on the Sun #100 - Sun #800 claims  during the period of August 14th to August 24th, 2004.  The program consisted of the emplacement of a survey control grid, the collection of soil & rock samples, prospecting and geological mapping and was completed by Gerard Gallissant, B.A., and a field assistant.

The purpose of this work program was to test for extensions of the mineralized zone known to occur within the property boundaries and in the area of the "old gold showing", which occurs immediately north of the property and has now been staked for Ardent Mines.

A total of 10,000 meters (6.37 miles) of flagged control grid was emplaced.  A total of 240 soils samples and 12 rock samples were collected.  All of the rock samples and 60 of the soil samples have been submitted to Assayers Canada for analysis, which are expected within about 14 days.  Depending on the assay/analytical results of the first 60 soil samples a decision can be made whether or not to submit the additional soil samples for analysis.

The grid was emplaced on the eastern half of the property specifically over the Sun #400, #600, #800 and #1000 claims.  The grid coverage included two targets; the first is the eastern extension of a gold, copper and zinc anomaly discovered by previous explorers; the second is the area covering and immediately surrounding the "old gold showing".

A total of 240 soil samples were collected on the portions of the grid that covered the eastern extensions of the previously detected soil anomaly and the area of the old gold showing.

The 12 rock samples were collected from old pits and trenches that were located during the exploration program.  Some of the old trenches found were not plotted/mapped on the previous explorers maps.  Several of the rock samples are very well mineralized with heavy sulfide content (+20%) and visible chalcopyrite (copper).  The samples collected from the pits located at the "old gold showing" were heavily oxidized and weathered without any visible sulfide content.  Gold, however, does not oxidize and thus may still be emplaced and show upon assay.

Two additional claims that were staked to cover a historic gold showing adjoin, to the north, the Sun #700 and Sun #800.  The new claims details are:

Claim Name	Tenure Number	Claim Size	Staking Date	Expiry Date
Sun #900	413828	1	August 20, 2004	August 20, 2005
Sun #1000	413829	1	August 20, 2004	August 20, 2005

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in July 2000. This was accounted for as a compensation expense of $273,048 and advances and reimbursement expenses of $1,952.

We issued 1,014,450 shares at $0.10 per share on an SB2 offering, which completed April 2nd, 2004.

As of June 30, 2004, our total assets were $17,446 and our total liabilities were $3,750.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   Ardent Mines Ltd
   (An Exploration Stage Company)

We have audited the accompanying balance sheet of Ardent Mines Limited (an exploration stage company), as of June 30, 2004, and the related statements of expenses, stockholders' equity, and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of Ardent Mines Limited's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements for the period July 27, 2000 (inception) through June 30, 2003, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period July 27, 2000 (inception) through June 30, 2002, include total revenues and net loss of $0 and $299,956, respectively. Our opinion on the statements of operations, stockholders' deficit, and cash flows for the period July 27, 2000 (inception) through June 30, 2004, insofar as it relates to amounts for prior periods through June 30, 2003, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardent Mines Limited, as of June 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Ardent Mines Limited will continue as a going concern. As discussed in Note 2 to the financial statements, Ardent Mines Limited suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC

Houston, Texas

www.malone-bailey.com

October 14, 2004

ARDENT MINES Limited
(An Exploration Stage Company)
BALANCE SHEET
June 30, 2004

ASSETS

Current Assets
  Cash                                                                                      $    17,446
                                                                                                  -----------

TOTAL ASSETS                                                                     $    17,446
                                                                                                ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accrued Liabilities                                                                   $     3,750
                                                                                                 -----------

TOTAL LIABILITIES                                                                     3,750
                                                                                                -----------

 Commitments and Contingencies

 Stockholders' Equity

  Common Stock, $0.00001 par value, 100,000,000 shares
    authorized, 6,014,450 shares issued and outstanding                          60

  Additional paid in capital                                                            376,385

  Deficit accumulated during the development stage                      (362,749)
                                                                                                -----------

 Total Stockholders' Equity                                                            13,696
                                                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                $    17,446
                                                                                               ========

See accompanying summary of accounting policies and notes to financial statements

ARDENT MINES Limited
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Years Ended June 30, 2004, and 2003, and
the Period from July 27, 2000 (Inception) Through June 30, 2004

                                                                                  Inception

                                                                                   Through

                                                           2004                    2003                        2004

                                                -------------        -------------             -------------

Operating Expenses:

Consulting expense                         $          -             $          -              $    273,048

Filing and incorporation fees                1,801                         -                        1,801

General & administrative                   26,754                 (3,692)                    29,161

Legal & accounting                           23,947                  5,411                     47,112

Mining exploration                                752                           -                       2,088

Travel                                               9,539                            -                      9,539

                                              -------------           -------------           -------------

Total operating expense                   62,793                    1,719                 362,749

                                              -------------           -------------          -------------

Net Loss                                 $    (62,793)            $    (1,719)          $   (362,749)

                                    ============= =============  =============

See accompanying summary of accounting policies and notes to financial statements.

ARDENT MINES Limited

(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period from July 27, 2000 (Inception) Through June 30, 2004

                                                                                                       Accumulated
                                                                                        Additional Deficit during

                                              Common Stock                  Paid-in      Exploration
                                             Shares       $                        Capital             Stage              Total

                                        ----------       --------        ------------      ----------         ---------

Shares issued
  for services                    5,000,000       $     50     $      274,950    $               -       $ 275,000

Net Loss                                       -                -                           -        (288,255)      (288,255)

                                       ----------       --------         ------------        ----------        ---------

Balances at
June 30, 2001                 5,000,000             50             274,950                        -         (13,255)

Net Loss                                       -               -                         -                (9,982)         (9,982)

                                       ----------     --------          -----------            ----------       ---------

Balance at
June 30, 2002               5,000,000             50              274,950            (298,237)         (23,237)

Net Loss                                    -                 -                        -                 (1,719)           (1,719)

                                     ----------      --------        ------------            ----------         ---------

Balance at
June 30, 2003               5,000,000            50              274,950             (299,956)        (24,956)

Shares issued  for cash
                                     1,014,450              10               101,435                         -        101,445

Net Loss                                  -                 -                           -              (62,793)         (62,793)

                                  ----------       --------           ------------           ----------          ---------

Balance at

June 30, 2004           6,014,450        $     60          $    376,385    $     (362,749)           13,696

                          ==========  ========  ============   ==========    =========

See accompanying summary of accounting policies and notes to financial statements.

ARDENT MINES Limited

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

Years Ended June 30, 2004, and 2003, and
the Period from July 27, 2000 (Inception) Through June 30, 2004

                                                                                           Inception
                                                                                            Through
                                                                              2004           2003          2004
                                                                    ------------  ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                      $     (62,793)  $   (1,719) $ (362,749)

Adjustments to reconcile net loss to
cash used in operating activities:

Stocks issued for services                                            -             -           275,000

Change in:

  Accounts payable & accrued expenses               (4,981)       (1,172)         3,750

  Amounts due to related parties                          (16,231)        2,897                 -
                                                                     ------------  ------------   ----------

NET CASH USED IN OPERATING ACTIVITIES
                                                                           (84,005)              6        (83,999)
                                                                      ------------ -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Sales of common stock                                       101,445               -        101,445

                                                                      ------------  ------------   ----------

NET CASH PROVIDED BY FINANCING

ACTIVITIES                                                     101,445               -        101,445
                                                                     ------------  ------------   ------------

NET CHANGE IN CASH                                  17,440               6         17,446

CASH AT BEGINNING OF PERIOD                        6                                   -
                                                                     ------------  ------------   ----------

CASH AT END OF PERIOD                       $    17,446   $         6    $    17,446
                                                                         ======       =====      ======

Supplemental Disclosures

Interest paid                                                                 -                -                    -

Income tax paid                                                           -                -                    -

See accompanying summary of accounting policies and notes to financial statements.

                                                                                        ARDENT MINES Limited

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business.  Ardent Mines Limited (Ardent Mines) was incorporated in Nevada on July 27, 2000. Ardent Mines' principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims .

Ardent Mines has been in the exploration stage since its formation on July 27, 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, Ardent Mines will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun.

Reclassifications.  Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents.  Investments with an original maturity date of three months or less when purchased are considered to be cash equivalents and are stated at cost.

Revenue Recognition.  From inception, Ardent Mines has been engaged in acquisition, exploration and development of mining properties activities and has not recognized any revenues.

Impairment of Long-Lived Assets.  Ardent Mines reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Opexa assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Income taxes.  Ardent Mines accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Foreign Currency Transactions.  Ardent Mines' functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction

Exploration and Development Costs.  Ardent Mines has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Basic and Diluted Net Income (Loss) Per Share.  Ardent Mines computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At June 30, 2004 and 2003, Ardent Mines had no outstanding securities that could have a dilutive effect on the outstanding common stock

Recently issued accounting pronouncements.  Ardent Mines does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Ardent Mines results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to June 30, 2004, Ardent Mines has incurred a loss of $362,749. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - Mineral Properties

In September 2000, Ardent Mines acquired 100% of the rights, title and interests in eight mining claims in the Greenwood Mining Division, British Columbia, Canada. Payment of $54 was required to record the eight mining claims. This amount was paid by the shareholders and repaid by Ardent Mines in the form of stock. Ardent Mines has expensed this cost, as there is no evidence showing proven and probable reserves. The claims expire on August 27, 2005 and are subject to a renewal fee of $100 per year per claim ..

Note 4 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2004, a director of Ardent Mines provided office space to Ardent Mines for no cost.

During the year ended June 30, 2004, Ardent Mines repaid $16,231 to a director. This amount was without specific terms of repayment and was non-interest bearing.

Note 5 - STOCKHOLDERS' DEFICIT

A chronological history of Stockholders' Deficit is as follows:

July 27, 2000 - Ardent Mines incorporated in Nevada. Ardent Mines is authorized to issue 100,000,000 shares of its $0.00001 par value common stock.

August 1, 2000 - Ardent Mines issued 2,500,000 shares of common stock to each of Ardent Mines' President and Secretary and Treasurer for services rendered.

February 8, 2002 - The former President of Ardent Mines sold his 2,500,000 shares to the new President and Chief Executive Officer of Ardent Mines.

During the year ending June 30, 2004, Ardent Mines issued 1,014,450 shares of common stock at $0.10 per share pursuant to an SB2 Registration Statement.

NOTE 6 - INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During fiscal 2004 and 2003, Ardent Mines incurred net losses of $62,789 and $1,719, respectively. Therefore, Ardent Mines has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $363,000 at June 30, 2004, and will expire in the years 2020 through 2024.

At June 30, 2004, deferred tax assets consisted of the following:

                                                                      2004

                                                              -------------

               Deferred tax assets                 $    123,420

              Less: valuation allowance             (123,420)

                                                             -------------

            Net deferred tax asset              $                  0
                                                               ========

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

On May 21, 2004, the accounting firm of Chavez and Koch. was dismissed by the Registrant's Board of Directors as the Registrant's independent auditors. During the two most recent fiscal years and interim periods, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between the Registrant and Chavez and Koch; Chavez and Koch were dismissed because the Company determined that it was in its best interests for purposes of expediency and convenience to retain a different auditor, Malone and Bailey, PLLC.

The Report of Chavez and Koch on the Registrant's financial statements as of and for the year ended June 30, 2003 and from inception did not contain an adverse, qualified or disclaimer of opinion. However, the Report did contain an explanatory paragraph wherein Chavez and Koch expressed substantial doubt about the Registrant's ability to continue as a going concern.

The Registrant has requested Chavez and Koch to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by the Registrant in response to this Item 4 and, if not, stating the respects in which it does not agree. The Registrant delivered a copy of this Form 8-K report to Chavez and Koch on May 25, 2004 via facsimile. Chavez and Koch did not reply to this facsimile.

At its board meeting on May 21, 2004, the Board of Directors of the Registrant engaged Malone and Bailey, PLLC, 2925 Briarpark, Houston, Texas, as its independent auditor for its fiscal year ending June 30, 2004. Malone and Bailey accepted such appointment on May 25, 2004. Prior to their appointment, the Registrant did not consult with Malone and Bailey on any matters related to accounting or the type of opinion they may issue.

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

Because of the nature of a development company, our affairs are simple and so are our books and records, as well as our controls and procedures. We add an additional level of financial transparency by offering all our registered shareholders access to our books and records for two hours each week. Other interested parties (upon application to the President or Secretary) may view the books and records for an hour per month, given any plausible business reason for doing so, other than to compete with us. We reserve the right to limit access, and to preserve the confidentiality of third parties. So far, we have had no such requests to peruse our files.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address	Age	Position(s)
Reg C. Handford 7999 Woodhurst Drive Burnaby, British Columbia Canada	58	President and a member of the Board of Directors

Taras Chebountchak 11 Townsgate Drive, #PH 6 Thornhill, Ontario, Canada	34	Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors.

All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Since February 8, 2002, Reg Handford has been our president, treasurer and a member of our board of directors. Mr. Handford did not devote any time to our operations prior to February 8, 2002, but intends to devote approximately 10% of his time to our operations. Since September 3rd of this year he has been corporate Secretary of Camden Mines Limited; Camden is preparing to enter the enterprise of distributing books in China, and change its name soon to Xinhua China Ltd.

Beginning in September of 2001, Mr. Handford has been a freelance contractor providing office services and office administration for startup companies, mainly in the field of mining exploration. Since September 28, 2001, Mr. Handford has been president, treasurer and a member of the board of directors of Raglan Mines Limited, an exploration corporation located in Vancouver, British Columbia. From October 2001 until April 2003, Mr. Handford was president of Bright Star Ventures Ltd., an exploration company located in Vancouver, British Columbia.

From September 1999 to  September 2001, Mr. Handford was English-Content Editor for the Chinaweb.com site operated by China Web Ltd in Beijing, China. From March 1999 to June 2000, Mr. Handford was president of Tiberon Resources Ltd., a company which was subsequently listed for trading on the Bulletin Board.

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

Taras Chebountchak has been our Secretary, Treasurer, Chief Financial Officer, and a member of the board of directors since inception. Since inception, Mr. Chebountchak has devoted approximately 5% of his time to our operations and intends to devote 10% of his time to our operations in the future.

Taras Chebountchak has been president, chief executive officer, treasurer, and a member of FC Financial Services Inc. since its  inception on November 19, 2003. FC Financial Services Inc. has no business yet and is filing a registration statement for an SB2 offering with the Securities and Exchange Commission. Since May 1998, Mr. Chebountchak has been president and a director of First Class Financial Services Inc. located in Concord, Ontario. First Class Financial Services is engaged in the business of processing prospective car buyers' loan applications and placing them with financial institutions. From December 1996 to February 1998, Mr. Chebountchak was affiliated with A&T Secure Financing. A&T is a finance company located in Toronto, Ontario, Canada. Mr. Chebountchak was responsible for public relations with clients, banks, financial institutions and leasing companies.

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

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to the chief executive officer and the other highest paid executive officers during the three most recent fiscal years.

Summary Compensation Table

Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Names Executive Officer and Principal Position	Year Ended	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Under Options/ SARs Granted (#)	Securities Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	Other Annual Compen- sation (US$)
Reg Handford President	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Taras Chebountchak Treasurer	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Reid Anderson (former president - resigned -02-02)	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

We paid no salaries in 2003, none in 2004, and we do not anticipate paying any salaries at any time in 2005. We will not begin paying salaries until we have adequate funds to do so. Although Mr. Handford was not paid a salary (in the sense of a regular or periodic payment on a weekly or monthly basis) he received $7,500 during fiscal 2004  for a total of 300 hours of work including management, filing, bookkeeping for the Company paid at the rate of $25 per hour.

[1]   All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2004.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of October 29, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name and Address Beneficial Ownership [1]	Number of Shares	Percentage of Ownership
Reg Handford 7999 Woodhurst Drive Burnaby, British Columbia, Canada	2,500,000	35.71%

Taras Chebountchak 11 Townsgate Drive #19406 Thornhill, Ontario, Canada	2,500,000	35.71%

All Officers and Directors as a Group (2 persons)	5,000,000	71.42%

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

On May 28, 2004 the Company filed a current report announcing the replacement of its principal auditor Chavez and Koch (Las Vegas, Nevanda) with Malone and Bailey of Houston, Texas.

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

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB Annual Report and amendment thereto as filed with the Securities and Exchange Commission, on October 14, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

14.1	Code of Ethics
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

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

Malone and Bailey
    2004 - $700
    2003 - $0

Chavez and Koch
    2004 - $Nil
    2003 - $3,500

Fees outstanding of $8,395 were paid to Williams and Webster, but these fees are for work that predated the last two fiscal years.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2004 - $Nil.
2003 - $Nil

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004 - $Nil
2003 - $Nil

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004 - $Nil
2003 - $Nil

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this Ninth day of November, 2004

ARDENT MINES LIMITED (Registrant)

BY:	/s/ Reg Handford Reg Handford, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Reg Handford Reg Handford	President, Principal Executive Officer and member of the Board of Directors	November 9, 2004

/s/ Taras Chebountchak Taras Chebountchak	Secretary, Treasurer, Principal Financial Officer and a member of the Board of Directors	November 9, 2004