Form 10QSB
period 2004-09-30
ARDENT MINES LTD
filed 2004-12-06
CIK 1129018

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED September 30, 2004


                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                    Commission File Number:  000-50994



                           ARDENT MINES LIMITED


   -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                     Nevada                            88-0471870

           -------------------------------       ----------------------
           (State or other jurisdiction of       (IRS Employer
           incorporation or organization)        Identification Number)


                    1880- 505 Burrard St. (PO Box 15)
                      Vancouver, BC Canada V7X 1M6
                -------------------------------------------
                  (Address of principal executive offices)

               Issuer's telephone number:  604-681-3864



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]  No [ ]

As of November 25, 2004 the Company had 6,014,450 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

These financial statements are prepared by (and are the responsibility of management and are unaudited. Please read the notes in conjunction with these financial statements.

                            ARDENT MINES LIMITED
                      (An Exploration Stage Company)
                               BALANCE SHEET
                            September 30, 2004
                                (Unaudited)



ASSETS

Current Assets
  Cash                                                             $     9,365
	                                                           -----------

TOTAL ASSETS                                                       $     9,365
                                                                   ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Stockholders' Equity
	Common Stock, $0.00001 par value, 100,000,000 shares
    	authorized, 6,014,450 shares issued and outstanding                 60
  Additional paid in capital                                           376,385
  Deficit accumulated during the development stage                    (367,080)
                                                                   -----------

	Total Stockholders' Equity                                       9,365
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     9,365
                                                                   ===========





                                ARDENT MINES LIMITED
                           (An Exploration Stage Company)
                              STATEMENTS OF OPERATIONS
                   Three Months Ended September 30, 2004, and 2003,
                    and the Period from July 27, 2000 (Inception)
                             Through September 30, 2004
                                     (Unaudited)



                                                                   Inception
                                                                     Through
                                            2004          2003          2004
                                   ---------------------------	-------------
Operating Expenses:
Consulting expense                  $          -   $         -  $    273,048
Filing and incorporation fees                  -             -         1,801
General & administrative                     881        15,407        30,043
Legal & accounting                        (1,550)            -        45,561
Mining exploration                         5,000             -         7,088
Travel                                         -             -         9,539
                                     ------------ ------------- ------------

Total operating expense                    4,331             -      (367,080)
                                     ------------ ------------- ------------

Net Loss                             $    (4,331)  $   (15,407) $   (367,080)
                                     ============  ============ =============



Basic and diluted loss per share    $      (0.00)  $     (0.00)

Weighted average shares outstanding    6,014,450     5,000,000





                                 ARDENT MINES LIMITED
                            (An Exploration Stage Company)
                               STATEMENTS OF CASH FLOWS
                 Years Ended September 30, 2004, and 2003, and the Period from July 27, 2000 (Inception) Through September 30, 2004
                                     (Unaudited)



                                                                    Inception
                                                                      Through
                                            2004          2003           2004
                                      -----------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                               $  (4,331)  $   (15,407)	   $ (367,080)
Adjustments to reconcile net loss to
cash used in operating activities:
Stocks issued for services                     -             -        275,000
Change in:
  Accounts payable & accrued expenses     (3,750)            -              -
  Amounts due to related parties               -        15,373              -
                                     ------------  ------------  ------------

NET CASH USED IN OPERATING ACTIVITIES     (8,081)          (34)       (92,080)
                                     ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party                     -            71	            -
Sales of common stock                          -        21,887	      101,445
                                     ------------  ------------  ------------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                     -        21,958	      101,445
                                     ------------  ------------  ------------

NET CHANGE IN CASH                        (8,081)       21,924          9,365
CASH AT BEGINNING OF PERIOD               17,446             6              -
                                     ------------  ------------  ------------

CASH AT END OF PERIOD                 $    9,365   $    21,930	    $   9,365
                                      ===========  ============  ============

Supplemental Disclosures

Interest paid                                  -             -             -
Income tax paid                                -             -             -


                                  ARDENT MINES LIMITED
                             (An Exploration Stage Company)
                             NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines Limited ("Ardent Mines"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mines Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the Form
10-KSB have been omitted.







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 may contain "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Overview:

The Company was incorporated in the State of Nevada on July 27, 2000 and is engaged in the acquisition and exploration of mining properties.

In August, 2000 the Company acquired one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non affiliated third party. The property is located on Copperkettle Creek, approximately three miles upstream from its confluence with Kettle Creek. It is on the eastern slope of Beaverdale Range of the Monashee Mountains. The claims lie approximately thirty miles east of the town of Penticton, British Columbia. Each claim is 500 meters by 500 meters or 25 hectares.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or other modifications. The claims expire on August 26, 2005 and are subject to a renewal fee of $Cdn 200 per year per claim. Because the claims are 4 years old, the renewal fee has risen from $Cdn 100.

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

Management seeks additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. We sold 1,014,450 shares for net proceeds of $101,445.00.
Please see Part II, Item 2(d).


We recently received partial results from soil surveys that we conducted on Sun claims in August this year.

The first phase exploration program wascompleted on the Sun #100 - Sun #800 claims and new Sun #900 and Sun #1000 located in the Copper Kettle Creek/Christian Valley area of British Columbia during the period of August 14th to August 24th, 2004. The program consisted of the emplacement of a survey control grid, the collection of soil & rock samples, prospecting and geological mapping and was completed by Gerard Gallissant, B.A., and a field assistant.

The purpose of this work program was to test for extensions of the mineralized zone known to occur within the property boundaries and in the area of the "old gold showing", which occurs immediately north of the property and has now been staked for Ardent Mines.

A total of 10,000m (6.37 miles) of flagged control grid was emplaced. A total of 240 soils samples and 12 rock samples were collected. All of the rock samples and 52 of the soil samples were submitted to Assayers Canada for analysis. The assay/analytical results of the first 52 soil samples may determine whether a decision can be made to submit the additional soil samples for analysis.

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

The 12 rock samples were collected from old pits and trenches that were located during the exploration program. Some of the old trenches found were not plotted/mapped on the previous explorers maps. Several of the rock samples are very well mineralized with heavy sulphide content (+20%) and visible chalcopyrite (copper). The samples collected from the pits located at the "old gold showing" were heavily oxidized and weathered without any visible sulphide content.

The two additional claims that were staked to cover a historic gold showing adjoin, to the north, the Sun #700 and Sun #800. The new claims details are:

Claim Name	Tenure Number	Claim Size	Staking Date	Expiry Date
Sun #900	413828		1 Unit          August 20, 2004 August 20, 2005
Sun #1000	413829		1 Unit          August 20, 2004	August 20, 2005

The claims are currently registered in the staker's name (Gerard Gallissant) and will be transferred to Ardent Mines Limited or its agent upon request.

Assays for gold in the 52 samples that were succesfully assayed were disappointing. Only 3 samples exceed 7 ppb, and those were 8, 12 and 28 with no particular correlation to any known structure. Analysis of copper and 27 other elements showed mediocre results. Only three samples contained copper values in excess of 100 ppm with the highest being 160 ppm. Results from analysis of rock same are not yet available.

Based on these results management must consider rather carefully what work to do on the propety next season.




PLAN OF OPERATION

In our last audit, that for the period ended June 30, 2004, the auditor issued a 'going concern' opinion; this means that there is doubt that we can continue as an ongoing business for the next twelve months.

The Company is constrained for cash and so in the next twelve months, the Company does not expect any significant changes in the number of employees and does not expect the purchase or sale of plant or significant equipment. We also have no plan for research and development for any property or product other than our Sun claims. See above overview for development information on the Sun claims.

At September 30, 2004, the Company had working capital of $9,364. A minimum of $2,000 per quarter is needed to cover expenses, leaving $1,364 as working capital one year hence. This amount would operate the Company but leave nothing for exploration. The Company hopes to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.


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




                       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2(d) USE OF PROCEEDS

Pursuant to 230.463 we report the use of proceeds from sales made following our registration statement of August 12, 2003, up to and including November 29, 2004 as follows.


We completed our offering of shares to the public on April 2, 2004 by terminating the offer when we could find no further purchasers of our shares. We sold a total of 1,014,450 shares for $0.10 per share. As there were no commissions or other similar offering expenses, the gross and net proceeds of the offering were the same, namely $101,450.00. See the table below for the disposition of the monies received, up to November 29, 2004.

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

The expenses as they actually occurred vary from those forecast in Ardent Mines Limited's SB2 filing. We were recently apprised of the desirability of including details on this variance in this report, pursuant to Reg. 228.701(f)(4)(vii) and (viii). This item, part of Item 701, is referred to in SEC Rule 463. In particular, it was decided to repay related party payable loans to Mr.Handford to alleviate his cash flow shortage thus enabling him to continue with the company. He also received a total of $7,500 in fees for management and preparation of documents.

Delays in getting the company's shares to trade on the OTCBB (which is not an exchange but rather an assisted electronic share transaction system) resulted in higher than expected drains on the treasury for accounting expenses and costs in filing quarterly statements. Travel costs were incurred to seek new properties and new sources of private financing.






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


                                                   ARDENT MINES LIMITED.
                                                   ---------------
                                                     (Registrant)


                                                 /s/
Date:  December 3rd, 2004                    By:  _________________________
                                                 Reg Handford
                                      President, Principal Executive
                                                 Officer and member of the
                                                 Board of Directors


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