Form 10QSB
period 2004-12-31
ARDENT MINES LTD
filed 2005-02-22
CIK 1129018

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-50994

ARDENT MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0471870
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1040 West Georgia
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices)

(604) 605-0885
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

=========================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

These financial statements are prepared by (and are the responsibility of management and are unaudited. Please read the notes in conjunction with these financial statements.

ARDENT MINES LTD
(An Exploration Stage Company)
BALANCE SHEET
December 31, 2004
(Unaudited)

ASSETS
Current Assets
Cash	$4,460
TOTAL ASSETS	$4,460

LIABILITIES AND STOCKHOLDERS' DEFICIT
Stockholders' Equity
Common Stock, $0.00001 par value, 100,000,000 shares
authorized, 6,014,450 shares issued and outstanding	60
Additional paid in capital	376,385
Deficit accumulated during the development stage	(371,985)
Total Stockholders' Equity	4,460
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,460

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Six Months Ended December 31, 2004, and 2003, and
the Period from July 27, 2000 (Inception) Through December 31, 2004
(Unaudited)

					Inception
					Through
	Three Months		Six Months		December 31,
	2004	2003	2004	2003	2004
Operating Expenses:
Consulting Expense	$-	$-	$-	$-	$273,048
Filing and Incorporation Fees	-	-	-	-	1,801
General & Administrative	3,455	(9,293)	4,337	6,114	33,498
Legal & Accounting	1,450	19,400	(100)	19,400	47,011
Mining Exploration	-	373	5,000	373	7,088
Travel	-	5,804	-	5,804	9,539
Total Operating Expenses	4,905	16,284	9,237	31,690	371,985
Net loss	$(4,905)	$(16,284)	$(9,237)	$(31,690)	$(371,985)

Basic and diluted net loss per
common share	$(.00)	$(.00)	$(.00)	$(.01)

Weighted average common
shares outstanding	6,014,450	5,107,968	6,014,450	5,107,968

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2004, and 2003, and
the Period from July 27, 2000 (Inception) Through December 31, 2004

			Inception
			Through
			December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,237)	$(31,690)	$(371,985)
Adjustments to reconcile net loss to cash used in operating
activities:
Stocks issued for services	-	-	275,000
Change in:
Accounts payable & accrued expenses	(3,750)	3,183	-
Amounts due to related parties	-	(16,231)	-

NET CASH USED IN OPERATING ACTIVITIES	(12,987)	(44,738)	(96,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock	-	52,132	101,445

NET CHANGE IN CASH	(12,987)	7,394	4,460
CASH AT BEGINNING OF PERIOD	17,447	6	-
CASH AT END OF PERIOD	$4,460	$7,400	$4,460

Supplemental Disclosures
Interest paid	-	-	-
Income tax paid	-	-	-

ARDENT MINES LTD
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mine, Ltd ("Ardent Mines"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mines' Annual Report filed with the SEC on Form 10 KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the form 10 KSB have been omitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company was incorporated in the State of Nevada on July 27, 2000 and is engaged in the acquisition and exploration of mining properties.

In August 2000, the Company acquired one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non affiliated third party. The property is located on Copperkettle Creek, approximately three miles upstream from its confluence with Kettle Creek. It is on the eastern slope of Beaverdale Range of the Monashee Mountains. The claims lie approximately thirty miles east of the town of Penticton, British Columbia. Each claim is 500 meters by 500 meters or 25 hectares.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or other modifications. The claims expire on August 26, 2005 and are subject to a renewal fee of CDN$200 per year per claim. Because the claims are four years old, the renewal fee has risen from CDN$100.

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

We have received partial results from soil surveys that we conducted on Sun claims in August 2004.

The first phase exploration program was completed on the Sun #100 - Sun #800 claims and new Sun #900 and Sun #1000 claims located in the Copper Kettle Creek/Christian Valley area of British Columbia during the period of August 14 to August 24, 2004. The program consisted of the emplacement of a survey control grid, the collection of soil & rock samples, prospecting and geological mapping and was completed by Gerard Gallissant, B.A., and a field assistant.

The purpose of this work program was to test for extensions of the mineralized zone known to occur within the property boundaries and in the area of the "old gold showing," which occurs immediately north of the property and has now been staked for us.

A total of 10,000m (6.37 miles) of flagged control grid was emplaced. A total of 240 soils samples and 12 rock samples were collected. All of the rock samples and 52 of the soil samples were submitted to Assayers Canada for analysis. The assay/analytical results of the first 52 soil samples may determine whether a decision can be made to submit the additional soil samples for analysis.

The grid was emplaced on the eastern half of the property specifically over the Sun #400, #600, #800 and #1000 claims. The grid coverage included two targets; the first is the eastern extension of a gold, copper and zinc anomaly discovered by previous explorers; the second is the area covering and immediately surrounding the "old gold showing."

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

Assays for gold in the 52 samples that were successfully assayed were disappointing. Only three samples exceed 7 ppb, and those were 8, 12 and 28 with no particular correlation to any known structure. Analysis of copper and 27 other elements showed mediocre results. Only three samples contained copper values in excess of 100 ppm with the highest being 160 ppm. Results from analysis of rock same are not yet available.

Based on these results management is considering what to do.

Plan of Operation

Our auditor issued a "going concern" opinion; this means that there is doubt that we can continue as an ongoing business for the next twelve months.

The Company is constrained for cash and so in the next twelve months, the Company does not expect any significant changes in the number of employees and does not expect the purchase or sale of plant or significant equipment. We also have no plan for research and development for any property or product other than our Sun claims. See above overview for development information on the Sun claims.

At December 31, 2004, the Company had working capital of $4,460. A minimum of $2,000 per quarter is needed to cover expenses. The Company hopes to fund itself in the next twelve months by sales of shares in a private placement or loans from shareholders.

Dependence Upon External Financing

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Taras Chebountchak, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 2(d). USE OF PROCEEDS

We completed our offering of shares to the public on April 2, 2004 by terminating the offering when we could find no further purchasers of our shares. We sold a total of 1,014,450 shares for $0.10 per share. As there were no commissions or other similar offering expenses, the gross and net proceeds of the offering were the same, namely $101,450.00. See the table below for the disposition of the monies received, up to December 31, 2004.

Received net proceeds:	$101,445
Less:
Accounting and legal	$28,193
Accounts payable	7,812
General and administrative	30,738
Mining exploration	6,125
Related party	13,492
Stock transfer expense	1,801
Travel	9,539
Unallocated Cash:	$3,745

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

The expenditures as they actually occurred vary from those planned in Ardent Mines Limited's SB-2 filing. In particular, the directors agreed to pay related party payable loans to Mr. Handford to alleviate his cash flow shortage, thus enabling him to continue with the Company. He also received a total of $7,500 in fees for management and preparation of documents.

Delays in getting the company's shares to trade on the OTCBB (which is not an exchange but rather an assisted electronic share transaction system) resulted in higher than expected drains on the treasury for accounting expenses and costs in filing quarterly statements. Travel costs were incurred to seek new properties and new sources of private financing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter:

On the 22nd day of December, 2004, we reported that on December 13, 2004, Reg Handford, the owner of 2,500,000 shares of our common stock, transferred the same to Taras Chebountchak in consideration of US$12,500. Prior the sale of the shares, there were 6,014,450 shares of common stock outstanding and Mr. Handford and Mr. Chebountchak each owned a total of 2,500,000 shares of common stock or 41.57% of the total shares of common stock outstanding. After Mr. Handford transferred his shares to Mr. Chebountchak, Mr. Handford owned no shares and Mr. Chebountchak owned 5,000,000 shares of our common stock or 83.13% of the total outstanding shares. Further, on December 16, 2004, Mr. Handford resigned as an officer and director and Mr. Chebountchak was appointed president and principal executive officer. Mr. Handford had no dispute with us, our officers, accountants or professional advisors with respect to policies, practices or procedures relating to our affairs.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2005.

ARDENT MINES LIMITED
(Registrant)

BY:	/s/ Taras Chebountchak
Taras Chebountchak
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and a member of the Board of Directors