Form 10QSB
period 2005-03-31
ARDENT MINES LTD
filed 2005-05-11
CIK 1129018

====================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

====================================================================================

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

These financial statements are prepared by (and are the responsibility of management and are unaudited. Please read the notes in conjunction with these financial statements.

ARDENT MINES LTD
(An Exploration Stage Company)
BALANCE SHEET
March 31, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$2,047

TOTAL ASSETS	$2,047

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Accounts payable	$775

TOTAL LIABILITIES	775

Stockholders' Equity
Common Stock, $0.00001 par value, 100,000,000 shares
authorized, 6,014,450 shares issued and outstanding	60
Additional paid in capital	376,385
Deficit accumulated during the exploration stage	(375,173)

Total Stockholders' Equity	1,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,047

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2005 and 2004, and
the Period from July 27, 2000 (Inception) Through March 31, 2005
(Unaudited)

					Inception
	Three Months		Nine Months		Through
					March 31,
	2005	2004	2005	2004	2005

Operating Expenses:
Consulting Expense	$-	$-	$-	$-	$273,048
Filing and Incorporation
Fees	-	-	-	-	1,801
General & Administrative	180	12,926	4,517	19,040	33,678
Legal & Accounting	3,008	4,743	2,908	24,143	50,019
Mining Exploration	-	-	5,000	373	7,088
Travel	-	1,005	-	6,809	9,539

Total Operating Expenses	3,188	18,674	12,425	50,365	375,173

Net loss	$(3,188)	$(18,674)	$(12,425)	$(50,365)	$(375,173)

Basic and diluted net loss
per common share	$(.00)	$(.00)	$(.00)	$(.01)

Weighted average common
shares outstanding	6,014,450	5,727,185	6,014,450	5,341,308

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2005, and 2004, and
the Period from July 27, 2000 (Inception) Through March 31, 2005
(Unaudited)

			Inception
			Through
			March 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$12,425	$50,365	$(375,173)
Adjustments to reconcile net loss to
cash used in operating activities:
Stock issued for services	-	-	275,000
Change in:
Accounts payable & accrued expenses	(2,975)	5,432	775

NET CASH USED IN OPERATING ACTIVITIES	(15,400)	(44,933)	(99,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock	-	101,445	101,445
Repayments to related parties	-	(16,231)	-

NET CASH PROVIDED BY
FINANCING ACTIVITIES	-	85,214	101,445

NET CHANGE IN CASH	(15,400)	40,281	2,047
CASH AT BEGINNING OF PERIOD	17,445	6	-

CASH AT END OF PERIOD	$2,047	$40,287	$2,047

Supplemental Disclosures

Interest paid	$-	$-	$-
Income tax paid	-	-	-

ARDENT MINES LTD
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mine, Ltd ("Ardent Mines"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mines' Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the form 10-KSB have been omitted.

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

At March 31, 2005, the Company had working capital of $1,272. A minimum of $2,000 per quarter is needed to cover expenses. The Company hopes to fund itself in the next twelve months by sales of shares in a private placement or loans from shareholders.

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

PART II.   OTHER INFORMATION

ITEM 2(d).     USE OF PROCEEDS

We completed our offering of shares to the public on April 2, 2004 by terminating the offering when we could find no further purchasers of our shares. We sold a total of 1,014,450 shares for $0.10 per share. As there were no commissions or other similar offering expenses, the gross and net proceeds of the offering were the same, namely $101,450.00. See the table below for the disposition of the monies received, up to March 31, 2005.

Received net proceeds:	$101,445
Less:
Accounting and legal	$31,101
General and administrative	35,255
Mining exploration	11,125
Related party	13,492
Stock transfer expense	1,801
Travel	9,539

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May, 2005.

ARDENT MINES LIMITED
(Registrant)

BY:	/s/ Taras Chebountchak
Taras Chebountchak
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and a member of the Board of Director