Form 10KSB
period 2005-06-30
ARDENT MINES LTD
filed 2005-09-28
CIK 1129018

=======================================================================================

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-50994

ARDENT MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0471870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1160-1040 West Georgia Street
Vancouver, British Columbia
Canada V6ED 4H1
(Address of principal executive offices, including zip code.)

(604) 605-0802
 (telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

=======================================================================================

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year: June 30, 2005: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of June 30, 2005, the value was $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2005: 6,014,450

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

PART I

General

We were incorporated in the State of Nevada on July 27, 2000. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Nevada Corporate Headquarter, 101 Convention Center Drive, Suite 700 Las Vegas, Nevada 89109 and our business office is located at 1160-1040 West Georgia Street, Vancouver, British Columbia, Canada V6E 4H1. This is our mailing address as well. Our telephone number is (604) 605-0802. Taras Chebountchak, our president, supplies this office space on a rent-free basis.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause us to change our plans.

Background

In August 2000, the Company acquired one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non affiliated third party. The property is located on Copperkettle Creek, approximately three miles upstream from its confluence with Kettle Creek. It is on the eastern slope of Beaverdale Range of the Monashee Mountains. The claims lie approximately thirty miles east of the town of Penticton, British Columbia. Each claim is 500 meters by 500 meters or 25 hectares. Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Anderson, our formal president, paid Mr. Thom $1,282 to stake the claims. The claims were recorded in Mr. Thom's name to avoid paying additional fees, and he has provided the company with a signed and unexecuted Bill of Sale in our favor.

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

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

Claim No.	Document Description	Date of Recording	Date of Expiration

390015	Sun #100 Mining Claim.	October 29, 2001	August 26, 2005
390016	Sun #200 Mining Claim.	October 29, 2001	August 26, 2005
390017	Sun #300 Mining Claim.	October 29, 2001	August 26, 2005
390018	Sun #400 Mining Claim.	October 29, 2001	August 26, 2005
390019	Sun #500 Mining Claim.	October 29, 2001	August 26, 2005
390020	Sun #600 Mining Claim.	October 29, 2001	August 26, 2005
390021	Sun #700 Mining Claim.	October 29, 2001	August 26, 2005
390022	Sun #800 Mining Claim.	October 29, 2001	August 26, 2005

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

Summary of worked performed during August 2004:

*

10,000m (6.37 miles) of flagged control grid was emplaced - grid base-line was slashed and blazed and the wing lines were flagged and lightly slashed. Survey flagging tape with the grid co-ordinates were emplaced every 25m along wing lines.

*

240 soil samples were collected on the portions of the grid that covered the eastern extensions of the previously detected soil anomaly and the area of the old gold showing - 52 of these were submitted for analytical testing.

*	12 rock samples were collected - all of these were submitted for analytical testing.

*	2 additional 25ha (62 acres) were staked at the northern end of the existing claims. The claims were located to cover an "old gold showing" that was mentioned in historic data.

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

Soil Sample Results:

The 52 soil samples submitted for analysis (gold + 30 element ICP) ( these were collected from both the possible eastern anomaly extension area and at the site of the old gold showing)

Gold results: only 3 samples returned greater than 7 ppb. These were 8, 12 and 28 ppb Au. (the 28 ppb Au is located at the site of an old pit)

Copper results - only 3 samples returned greater than 100ppb. These were 100, 101 and 160 ppm.

The results from the other "pathfinder" elements (As, Pb, Zn) were also very low and failed to demonstrate any patterns in mineralization.

Rock Sample Results:

The highest gold value returned from rock samples is 6ppb and the highest copper value is 0.3% Cu from a different sample.

Discussion of Results:

The balance of the soil samples should not be analyzed as they were collected to the east of the previously detected soil anomaly and the results for the samples submitted demonstrate that this anomaly does not extend to the east. A fault, which corresponds with and basically marks the eastern boundary of the anomaly, was located in the field.

The soil samples collected in the area of the "old gold showing" did not return anomalous values either. It is most likely, as there is not a corresponding geochemical anomaly, that the "old gold showing" was a embellishment (or wishful thinking) from an old time prospector or a local blow out or pod of mineralization.

Additional work could be done on the property to further investigate the known mineralization, however, even with favorable results the overall ultimate size of the project would most likely not be of economic importance. If metal prices continue to climb the project may work.However, in the interim I think that there are many other "larger scale" projects available that could be acquired and advanced with much less risk.

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

At June 30, 2005, the Company had a negative working capital of $3,044. A minimum of $2,000 per quarter is needed to cover expenses. The Company hopes to fund itself in the next twelve months by sales of shares in a private placement or loans from shareholders.

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

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

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

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

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

Employees and Employment Agreements

We intend to use the services of subcontractors for manual labor exploration work on our properties. At present, we have no employees, other than our officers and directors. Our officers and directors are part-time employees and will devote about 10% of their time to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Chebountchak handles our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our property. Madman Mining Corp. of Vancouver, BC has completed work totaling about $5,000 in the Summer work season of 2005 subsequent to the corporate year end, on a contract basis.

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

  We were incorporated in July 2000 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $379,489. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues, and our ability to reduce exploration costs.

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
  Because Mr. Chebountchak has other outside business activities and will only be devoting 10% of his time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

  Because Mr. Chebountchak, our sole officer and director has other outside business activities and will only be devoting 10% of his time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Chebountchak. As a result, exploration of our property may be periodically interrupted or suspended.

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

  Because our officer and director still own more than 50% of the outstanding shares after our offering, he will be able to decide who will be directors and you may not be able to elect any directors.

  Mr. Chebountchak still own 5,000,000 shares and will continue to control us. As a result, Mr. Chebountchak will be able to elect all of our directors and control our operation.

  Because there is no public trading market for our common stock, you may not be able to resell your stock.

  There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 2.     DESCRIPTION OF PROPERTIES.

In August 2000, Reid Anderson, our formal president and a member of the board of directors acquired one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non affiliated third party. The claims were recorded in Mr. Thom's name to avoid paying additional fees, and he has provided us with a signed and unexecuted bill of sale in our favor. To date we have performed $5,000 of surface work on our property. The claims lie approximately thirty miles east of the town of Penticton, British Columbia.

Our administrative office is located at 1160-1040 West Georgia Street, Vancouver , Canada V6E 4H1 and our telephone number is (604) 605-0802 and our registered statutory office is located at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109. Our fiscal year end is June 30. Our mailing address is 1160-1040 West Georgia Street, Vancouver , Canada V6E 4H1.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders in 2005.

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

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities. Of the 6,014,450 shares of common stock outstanding as of June 30, 2005, 5,000,000 shares were owned by our officer and director and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At June 30, 2005, there were twenty-three holders of record.

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

Received net proceeds:	$101,445
Less:
Accounting and Legal	26,743
Accounts Payable	7,812
General and Admin.	27,283
Mining Exploration	6,125
Related Party	13,492
Stock Transfer Expense	1,801
Travel	9,539

Unallocated Cash:	$8,650

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

We issued 1,014,450 shares at $0.10 per share on an SB-2 offering, which was completed on April 2, 2004.

As of June 30, 2005, our total assets were $206 and our total liabilities were $3,250.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ardent Mines Limited
(an exploration stage company)

We have audited the accompanying balance sheet of Ardent Mines Limited ("Ardent Mines") as of June 30, 2005, and the related statements of expenses, changes in stockholders' deficit, and cash flows for the years ended June 30, 2005 and 2004 and period from July 27, 2000 (Inception) through June 30, 2005. These financial statements are the responsibility of Ardent Mines' management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements for the period from July 27, 2000 (inception) through June 30, 2003, were audited by another auditor whose reports expressed unqualified opinions on those statements. The financial statements for the period from July 27, 2000 (inception) through June 30, 2003, include total revenues and net loss of $0 and $299,956, respectively. Our opinion on the statements of expenses, stockholders' equity, and cash flows for the period from July 27, 2000 (inception) through June 30, 2003, insofar as it relates to amounts for prior periods through June 30, 2003, is based solely on the report of other auditors.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardent, as of June 30, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Ardent Mines will continue as a going concern. As discussed in Note 2 to the financial statements, Ardent Mines has suffered recurring losses from operations and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

July 20, 2005

ARDENT MINES LIMITED
(an exploration stage company)
BALANCE SHEET
June 30, 2005

ASSETS

Current assets
Cash	$206

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$3,250

Stockholders' Deficit

Common Stock, $0.00001 par value, 100,000,000 shares
authorized, 6,014,450 shares issued and outstanding	60
Additional paid-in capital	376,385
Deficit accumulated during the exploration stage	(379,489)

Total Stockholders' Deficit	(3,044)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$206

See accompanying summary of accounting policies
and notes to financial statements.

ARDENT MINES LIMITED
(an exploration stage company)
STATEMENTS OF EXPENSES
Years Ended June 30, 2005, and 2004, and
the Period from July 27, 2000 (Inception) Through June 30, 2005

			Inception
			Through
	2005	2004	2005

Operating Expenses:
Consulting expense	$-	$-	$273,048
Filing and incorporation fees	105	1,801	1,906
General & administrative	4,521	26,754	33,682
Legal & accounting	7,114	23,947	54,226
Mining exploration	5,000	752	7,088
Travel	-	9,539	9,539

Total operating expense	16,740	62,793	379,489

Net Loss	$(16,740)	$(62,793)	$(379,489)

Net loss per share
Basic and diluted	$(0.00)	$(0.01)

Weighted average shares
outstanding	6,014,450	5,494,902

See accompanying summary of accounting policies
and notes to financial statements.

ARDENT MINES LIMITED
(an exploration stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from July 27, 2000 (Inception) Through June 30, 2005

				Deficit
				accumulated
			Additional	during
	Common Stock		Paid-in	exploration
	Shares	$	Capital	Stage	Total

Shares issued
for services	5,000,000	$50	$274,950	$-	$275,000

Net Loss	-	-	-	(288,255)	(288,255)

Balances at
June 30, 2001	5,000,000	50	274,950	(288,255)	(13,255)

Net Loss	-	-	-	(9,982)	(9,982)

Balance at
June 30, 2002	5,000,000	50	274,950	(298,237)	(23,237)

Net Loss	-	-	-	(1,719)	(1,719)

Balance at
June 30, 2003	5,000,000	50	274,950	(299,956)	(24,956)

Shares issued
for cash	1,014,450	10	101,435	-	101,445

Net Loss	-	-	-	(62,793)	(62,793)

Balance at
June 30, 2004	6,014,450	60	376,385	(362,749)	13,696

Net loss	-	-	-	(16,740)	(16,740)

Balance at
June 30, 2005	6,014,450	$60	$376,385	$(379,489)	$(3,044)

See accompanying summary of accounting policies
and notes to financial statements.

ARDENT MINES LIMITED
(an exploration stage company)
STATEMENTS OF CASH FLOWS
Years Ended June 30, 2005, and 2004, and
the Period from July 27, 2000 (Inception) Through June 30, 2005

			Inception
			Through
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,740)	$(62,793)	$(379,489)
Adjustments to reconcile net loss to
cash used in operating activities:
Stocks issued for services	-	-	275,000

Change in:
Accounts payable & accrued expenses	(500)	(4,981)	3,250
Amounts due to related parties	-	(16,231)	-

NET CASH USED IN OPERATING ACTIVITIES	(17,240)	(84,005)	(101,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	101,445	101,445

NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	101,445	101,445

NET CHANGE IN CASH	(17,240)	17,440	206
CASH AT BEGINNING OF PERIOD	17,446	6	-

CASH AT END OF PERIOD	$206	$17,446	$206

Cash paid for:
Interest	-	-	-
Income tax	-	-	-

See accompanying summary of accounting policies
and notes to financial statements.

ARDENT MINES LIMITED
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Ardent Mines Limited (Ardent Mines) was incorporated in Nevada on July 27, 2000. Ardent Mines' principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

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

Foreign Currency Transactions. Ardent Mines' functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Cash and Cash Equivalents. Investments with an original maturity date of three months or less when purchased are considered to be cash equivalents and are stated at cost.

Impairment of Long-Lived Assets. Ardent Mines reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Ardent Mines assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Income taxes. Ardent Mines recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Ardent Mines provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

Basic and diluted net loss per share. Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. Ardent Mines does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to June 30, 2005, Ardent Mines has incurred a loss of $379,489 and has a negative working capital of $3,044 at June 30, 2005. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - MINERAL PROPERTIES

In September 2000, Ardent Mines acquired 100% of the rights, title and interests in eight mining claims in the Greenwood Mining Division, British Columbia, Canada.

In August 2004, Ardent Mines acquired 100% of the rights, title and interests in additional two mining claims in the Greenwood Mining Division, British Columbia, Canada.

Payments of these claims were paid by the shareholders and repaid by Ardent Mines in the form of stock. Ardent Mines has expensed this cost, as there is no evidence showing proven and probable reserves.

The claims expire on August 27, 2005 and are subject to a renewal fee of $100 per year per claim. Ardent Mines is in the process of negotiation of the renewals.

Note 4 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2005, a director of Ardent Mines provided office space to Ardent Mines for no cost.

Note 5 - COMMON STOCK

A chronological history of Ardent Mines' stock transactions is as follows:

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

February 8, 2002 - The former President of Ardent Mines sold his 2,500,000 shares to the new President and Chief Executive Officer of Ardent Mines.

During the year ending June 30, 2004, Ardent Mines issued 1,014,450 shares of common stock at $0.10 per share pursuant to an SB-2 Registration Statement.

NOTE 6 - INCOME TAXES

Ardent Mines uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005, Ardent Mines incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $380,000 at June 30, 2005, and will expire in the years 2020 to 2025.

At June 30, 2005, deferred tax assets consisted of the following:

Deferred tax assets	$129,000
Less: valuation allowance	(129,000)

Net deferred tax asset	$-

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

On May 21, 2004, the accounting firm of Chavez and Koch. was dismissed by the Registrant's Board of Directors as the Registrant's independent auditors. During the two most recent fiscal years and interim periods, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between the Registrant and Chavez and Koch; Chavez and Koch were dismissed because the Company determined that it was in its best interests for purposes of expediency and convenience to retain a different auditor, Malone & Bailey, PC.

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

At its board meeting on May 21, 2004, the Board of Directors of the Registrant engaged Malone & Bailey, PC, 2925 Briarpark, Houston, Texas, as its independent auditor for its fiscal year ending June 30, 2004. Malone & Bailey accepted such appointment on May 25, 2004. Prior to their appointment, the Registrant did not consult with Malone & Bailey on any matters related to accounting or the type of opinion they may issue.

ITEM 8A.     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address	Age	Position(s)

Taras Chebountchak	34	President, Secretary, Treasurer, Chief Financial
11 Townsgate Drive, #PH 6		Officer and a member of the Board of Directors.
Thornhill, Ontario, Canada

All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Taras Chebountchak has been our President and principal executive officer since December 16, 2004, and our Secretary, Treasurer, Chief Financial Officer, and a member of the board of directors since inception. Since inception, Mr. Chebountchak has devoted approximately 5% of his time to our operations and intends to devote 10% of his time to our operations in the future.

Taras Chebountchak has been president, chief executive officer, treasurer, and a member of FC Financial Services Inc. since its inception on November 19, 2003. FC Financial Services Inc. has no business yet and is filing a registration statement for an SB-2 offering with the Securities and Exchange Commission. Since May 1998, Mr. Chebountchak has been president and a director of First Class Financial Services Inc. located in Concord, Ontario. First Class Financial Services is engaged in the business of processing prospective car buyers' loan applications and placing them with financial institutions. From December 1996 to February 1998, Mr. Chebountchak was affiliated with A&T Secure Financing. A&T is a finance company located in Toronto, Ontario, Canada. Mr. Chebountchak was responsible for public relations with clients, banks, financial institutions and leasing companies.

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

Summary Compensation Table

						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
				Other	Under	Restricted		Other
				Annual	Options/	Shares or		Annual
Names Executive				Compen-	SARs	Restricted	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Share	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	Units (US$)	(US$)	(US$)

Taras Chebountchak	2004	0	0	0	0	0	0	0
President	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Reg Handford	2004	0	0	0	0	0	0	0
(former president -	2003	0	0	0	0	0	0	0
resigned Dec. 16, 2004)	2002	0	0	0	0	0	0	0

Reid Anderson	2004	0	0	0	0	0	0	0
(former president -	2003	0	0	0	0	0	0	0
resigned -02-02)	2002	0	0	0	0	0	0	0

We paid no salaries in 2003, none in 2004, and we do not anticipate paying any salaries at any time in 2005. We will not begin paying salaries until we have adequate funds to do so. Although Mr. Handford, our former president, was not paid a salary (in the sense of a regular or periodic payment on a weekly or monthly basis) he received $7,500 during fiscal 2004 for a total of 300 hours of work including management, filing, bookkeeping for the Company paid at the rate of $25 per hour.

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

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Taras Chebountchak	5,000,000	83.13%
11 Townsgate Drive #19406
Thornhill, Ontario, Canada

[1]

The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Chebountchak is the only "promoter" of our company.

[2]	Reg Handford, our former president and director, transferred all of his right, title and interest in 2,500,000 shares of common stock that he owned to Taras Chebountchak in December 2004.

[3]	Reid Anderson, our former president and director, transferred all of his right, title and interest in 2,500,000 shares of common stock that he owned to Reg Handford in February 2002.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in our control of the company.

On December 16, 2004 Mr. Reg Handford resigned as an officer and director and Mr. Taras Chebountchak was appointed president and principal executive officer.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In June 2000, we issued a total of 2,500,000 shares of restricted common stock to Reid Anderson, our former president and a member of the board of directors and 2,500,000 shares of restricted common stock to Taras Chebountchak, an officer and director of our company at the time. This was accounted for as a compensation expense of $273,048 and advances and reimbursement expenses of $1,952. On February 8, 2002, Mr. Anderson transferred his shares to Reg Handford, our former president and a member of the board of directors. On December 13, 2004, Reg Handford, the owner of 2,500,000 shares of common stock, transferred the same to Taras Chebountchak in consideration of US $12,500. Prior the exchange, there were 6,014,450 shares of common stock outstanding and Mr. Handford and Mr. Chebountchak each owned a total of 2,500,000 shares of common stock or 41.57% of the total shares of common stock outstanding. After Mr. Handford transferred his shares to Mr. Chebountchak, Mr. Handford owned no shares and Mr. Chebountchak owned 5,000,000 shares of our common stock or 83.13% of the total outstanding shares. On December 16, 2004, Mr. Handford resigned as an officer and director and Mr. Chebountchak was appointed president and principal executive officer of the Company.

Mr. Anderson also caused our property, comprised of eight claims, to be staked at a cost of $1,282.00. The claims were staked by James Thom for the $1,282.00. The terms of the transaction with Mr. Thom were at arm's length and Mr. Thom was not an affiliate.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

On May 28, 2004 the Company filed a current report announcing the replacement of its principal auditor Chavez and Koch (Las Vegas, Nevada) with Malone & Bailey of Houston, Texas.

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

2005 - $3,400
2004 - $2,190

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005 - $Nil
2004 - $Nil

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 - $Nil
2004 - $Nil

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005 - $Nil
2004 - $Nil

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

Signatures	Title	Date

/s/ Taras Chebountchak	President, Principal Executive Officer, Secretary,	September 28, 2005
Taras Chebountchak	Treasurer, Principal Financial Officer and a member of the Board of Directors