Form 10QSB
period 2005-09-30
ARDENT MINES LTD
filed 2005-11-14
CIK 1129018

=========================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a Shell company. Yes [X] No [   ]

=======================================================================================

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

These financial statements are prepared by (and are the responsibility of management and are unaudited. Please read the notes in conjunction with these financial statements.

ARDENT MINES LTD
(An Exploration Stage Company)
BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$145

TOTAL ASSETS	$145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities
Accounts payable	$2,435
Due to related party	4,101

TOTAL LIABILITIES	$6,536

Stockholders' Equity (Deficit)
Common Stock, $0.00001 par value, 100,000,000 shares
authorized, 6,014,450 shares issued and outstanding	60
Additional paid in capital	376,385
Deficit accumulated during the development stage	(382,836)

Total Stockholders' Equity (Deficit)	(6,391)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$145

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005, and 2004, and
the Period from July 27, 2000 (Inception) Through September 30, 2005
(unaudited)

			Inception
			Through
			September 30,
	2005	2004	2005

Operating Expenses
Consulting expenses	$-	$-	$273,048
Filing and incorporation fees	-	-	1,906
General and administration	111	881	33,793
Legal and accounting	3,236	(1,550)	57,462
Mining exploration	-	5,000	7,088
Travel	-	-	9,539

Total Operating Expenses	3,347	4,331	382,836

Net Loss	3,347	4,331	382,836

Basic and diluted net loss
per common share	$(0.00)	$(0.00)

Weighted average common
shares outstanding	6,014,450	6,014,450

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2005, and 2004, and
the Period from July 27, 2000 (Inception) Through September 30, 2005
(unaudited)

			Inception
			Through
			September 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,347)	$(4,331)	$(382,836)
Adjustments to reconcile net loss to
cash used in operating activities:
Stocks issued for services	-	-	275,000
Change in:
Accounts payable & accrued expenses	(815)	(3,750)	2,435

NET CASH USED IN OPERATING ACTIVITIES	(4,162)	(8,081)	(105,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	4,101	-	4,101
Sales of common stock	-	-	101,445

NET CASH FROM FINANCING ACTIVITIES	4,101	-	105,546

NET CHANGE IN CASH	(61)	(8,081)	145
CASH AT BEGINNING OF PERIOD	206	17,446	-

CASH AT END OF PERIOD	$145	$9,365	$145

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mine, Ltd ("Ardent Mines"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mines' Annual Report filed with the SEC on Form 10 KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the form 10 KSB have been omitted.

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

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or other modifications. The claims expired on August 26, 2005 and were not renewed.

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

At September 30, 2005, the Company had negative working capital of $6,391. A minimum of $2,000 per quarter is needed to cover expenses. The Company hopes to fund itself in the next twelve months by sales of shares in a private placement or loans from shareholders.

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

ITEM 3.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures:   Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting:   There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II.   OTHER INFORMATION

ITEM 2(d).     USE OF PROCEEDS

We completed our offering of shares to the public on April 2, 2004 by terminating the offering when we could find no further purchasers of our shares. We sold a total of 1,014,450 shares for $0.10 per share. As there were no commissions or other similar offering expenses, the gross and net proceeds of the offering were the same, namely $101,450.00. See the table below for the disposition of the monies received, up to September 30, 2005.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of November, 2005.

ARDENT MINES LIMITED
(Registrant)

BY:	/s/ Taras Chebountchak
Taras Chebountchak
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and a member of the Board of Director