Form 10QSB
period 2005-12-31
ARDENT MINES LTD
filed 2006-02-14
CIK 1129018

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2005

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

============================================================================================

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

These financial statements are prepared by and are the responsibility of management and are UNAUDITED. Please read the notes in conjunction with these financial statements.

ARDENT MINES LTD
(An Exploration Stage Company)
BALANCE SHEET
December 31, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$89

TOTAL ASSETS	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Due to related party	$8,086

TOTAL LIABILITIES	8,086

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000 shares
authorized, 6,014,450 shares issued and outstanding	60
Additional paid in capital	376,385
Deficit accumulated during the development stage	(384,442)

Total Stockholders' Deficit	(7,997)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$89

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Six Months Ended December 31, 2005 and 2004, and
the Period from July 27, 2000 (Inception) Through December 31, 2005
(unaudited)

					Inception
	Three Months		Six Months		Through
					December 31,
	2005	2004	2005	2004	2005

Operating Expenses:
Consulting Expense	$-	$-	$-	$-	$273,048
Filing and Incorporation
Fees	-	-	-	-	1,906
General & Administrative	6	3,455	117	4,337	33,799
Legal & Accounting	1,600	1,450	4,836	(100)	59,062
Mining Exploration	-	-	-	5000	7,088
Travel	-	-	-	-	9,539

Total Operating Expenses	1,606	4,905	4,953	9,237	384,442

Net loss	$(1,606)	$(4,905)	$(4,953)	$(9,237)	$(384,442)

Basic and diluted net loss
per common share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average common
shares outstanding	6,014,450	6,014,450	6,014,450	6,014,450

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2005 and 2004, and
the Period from July 27, 2000 (Inception) Through December 31, 2005

			Inception
			Through
			December 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,953)	$(9,237)	$(384,442)
Adjustments to reconcile net loss to
cash used in operating activities:
Stocks issued for services	-	-	275,000
Change in:
Accounts payable & accrued expenses	(865)	(3,750)	2,385

NET CASH USED IN OPERATING ACTIVITIES	(5,818)	(12,987)	(107,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock	-	-	101,445
Advances from related party	5,701	-	5,701

NET CASH PROVIDED BY FINANCING
ACTIVITIES	5,701	-	107,146

NET CHANGE IN CASH	(117)	(12,987)	89
CASH AT BEGINNING OF PERIOD	206	17,447	-

CASH AT END OF PERIOD	$89	$4,460	$89

Supplemental Disclosures
Interest paid	-	-	-
Income tax paid	-	-	-

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines, Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mines' Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the form 10-KSB have been omitted.

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

Claims

The following is a list of tenure numbers, claim and the date of recording of the claims:

Claim No.	Document Description	Date of Recording

390015	Sun #1 Mining Claim.	October 29, 2001
390016	Sun #2 Mining Claim.	October 29, 2001
390017	Sun #3 Mining Claim.	October 29, 2001
390018	Sun #4 Mining Claim	October 29, 2001
390019	Sun #5 Mining Claim	October 29, 2001
390020	Sun #6 Mining Claim	October 29, 2001
390021	Sun #7 Mining Claim	October 29, 2001
390022	Sun #8 Mining Claim.	October 29, 2001

In order to maintain these claims we must pay a fee of about CDN$100 per year per claim.

The two additional claims that were staked to cover a historic gold showing adjoin, to the north, the Sun #700 and Sun #800. The new claims details are:

Claim Name	Tenure Number	Claim Size	Staking Date

Sun #900	413828	1 Unit	August 20, 2004
Sun #1000	413829	1 Unit	August 20, 2004

Plan of Operation

Currently we have no operations or plan of operation.

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

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II. OTHER INFORMATION

ITEM 2(d).     USE OF PROCEEDS

We completed our offering of shares to the public on April 2, 2004 by terminating the offering when we could find no further purchasers of our shares. We sold a total of 1,014,450 shares for $0.10 per share. As there were no commissions or other similar offering expenses, the gross and net proceeds of the offering were the same, namely $101,445. See the table below for the disposition of the monies received, up to December 31, 2005.
Received net proceeds:	$101,445
Plus:
Accounts Payable	2,385
Related Party Advance	5,701
Less:
Accounting and Legal	59,062
General and Admin.	33,753
Mining Exploration	7,088
Travel	9,539

Unallocated Cash:	$89

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

Delays in getting the company's shares to trade on the OTCBB resulted in higher than expected drains on the treasury for accounting expenses and costs in filing quarterly statements. Travel costs were incurred to seek new properties and new sources of private financing.

ITEM 6.     EXHIBITS.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2006.

ARDENT MINES LIMITED
(Registrant)

BY:	/s/ Taras Chebountchak
Taras Chebountchak
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and a member of the Board of Director