Form 10QSB
period 2006-03-31
ARDENT MINES LTD
filed 2006-05-12
CIK 1129018

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006

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

===========================================================================================

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

ARDENT MINES LTD
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS

Current Assets
Cash	$89	$206

TOTAL ASSETS	$89	$206

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts payable	$200	$3,250
Due to related party	11,897	-

TOTAL LIABILITIES	12,097	3,250

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
Shares authorized, 6,014,450 shares issued
and outstanding at March 31, 2006 and
June 30, 2005	60	60
Additional paid in capital	376,385	376,385
Deficit accumulated during the development stage	(388,453)	(379,489)

Total Stockholders' Deficit	(12,008)	(3,044)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89	$206

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2006 and 2005, and
the Period from July 27, 2000 (Inception) Through March 31, 2006
(unaudited)

					Inception
	Three Months		Nine Months		Through
					March 31,
	2006	2005	2006	2005	2006

Operating Expenses:
Consulting Expense	$-	$-	$-	$-	$273,048
Filing and Incorporation
Fees	-	-	-	-	1,906
General & Administrative	-	110	117	4,517	33,799
Legal & Accounting	4,011	3,008	8,847	2,908	63,073
Mining Exploration	-	-	-	5,000	7,088
Travel	-	-	-	-	9,539

Total Operating Expenses	4,011	3,118	8,964	12,425	388,453

Net loss	$(4,011)	$(3,118)	$(8,964)	$(12,425)	$(388,453)

Basic and diluted net loss
per common share	(.00)	$(.00)	$(.00)	$(.00)

Weighted average common
shares outstanding	6,014,450	6,014,450	6,014,450	6,014,450

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2006 and 2005, and
the Period from July 27, 2000 (Inception) Through March 31, 2006
(Unaudited)

			Inception
			Through
			March 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,964)	$(12,425)	$(388,453)
Adjustments to reconcile net loss to
cash used in operating activities:
Stocks issued for services	-	-	275,000
Change in:

Accounts payable & accrued expenses	(3,050)	(2,975)	200
Amounts due to related parties	11,897	-	11,897

NET CASH USED IN OPERATING ACTIVITIES	(117)	(15,400)	(101,356)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock	-	-	101,445

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	101,445

NET CHANGE IN CASH	(117)	(15,400)	89
CASH AT BEGINNING OF PERIOD	206	17,447	-

CASH AT END OF PERIOD	$89	$2,047	$89

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mine, Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mines' Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the form 10-KSB have been omitted.

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

All of the claims have expired and we have suspended operations.

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

PART II. OTHER INFORMATION

ITEM 2(d).   USE OF PROCEEDS

We completed our offering of shares to the public on April 2, 2004 by terminating the offering when we could find no further purchasers of our shares. We sold a total of 1,014,450 shares for $0.10 per share. As there were no commissions or other similar offering expenses, the gross and net proceeds of the offering were the same, namely $101,445. See the table below for the disposition of the monies received, up to March 31, 2006.

Received net proceeds:	$101,445
Plus:
Accounts Payable	200
Related Party Advance	11,897
Less:
Accounting and Legal	59,062
General and Admin.	37,764
Mining Exploration	7,088
Travel	9,539

Unallocated Cash:	$89

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 2006.

ARDENT MINES LIMITED
(Registrant)

BY:	TARAS CHEBOUNTCHAK
Taras Chebountchak
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and a member of the Board of Director