Form 10KSB
period 2006-06-30
ARDENT MINES LTD
filed 2006-10-23
CIK 1129018

============================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50994

ARDENT MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0471870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Jardin Drive, Unit 13
Concord, Ontario
Canada L4K 2T7
(Address of principal executive offices, including zip code.)

(905) 761-1096
 (telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ]   NO [X]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ]   NO [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

============================================================================================

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year: June 30, 2006: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of June 30, 2006, the value was $5.28 - $7.50.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 25, 2006: 6,014,450.

PART I

General

We were incorporated in the State of Nevada on July 27, 2000. We were engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Nevada Corporate Headquarter, 101 Convention Center Drive, Suite 700 Las Vegas, Nevada 89109 and our business office is located at 110 Jardin Drive, Concord, Ontario, Canada L4K 2T7. This is our mailing address as well. Our telephone number is (905) 761-1096. Taras Chebountchak, our president, supplies this office space on a rent-free basis.

Background

In August 2000, the Company acquired the right to prospect one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non affiliated third party. The property was located on Copperkettle Creek, approximately three miles upstream from its confluence with Kettle Creek. It is on the eastern slope of Beaverdale Range of the Monashee Mountains. The claims lied approximately thirty miles east of the town of Penticton, British Columbia. Each claim is 500 meters by 500 meters or 25 hectares. Since then the claims have lapsed. Accordingly, we have no right to prospect the property or any other property.

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is locates and a merger or acquisition consummated. We can now be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. We have no assets other than $89 in cash and no operations.

Merger or Acquisition of a Candidate

The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.

We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plans to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

We anticipate that we will contact broker/dealers and other persons with whom our sole officer and director is acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board on a stock exchange we anticipate that the business opportunities presented to us will

-	be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;
-	be in need of funds to develop a new product or service or to expand into a new market;
-

be relying upon an untested product or marketing any business, to the extent of limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and director would not thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

Depending upon the nature of the transaction, our sole officer and director may resign his management positions in connection with our acquisition of a business opportunity.

In the event of such a resignation, our sole officer and director would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and director, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer or director is currently affiliated.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management's analysis of the quality of the other company's management and personnel,
-	the anticipated acceptability of new products or marketing concepts,
-

the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and director to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that it will consider, among other things, the following factors:

-	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;
-	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;
-

Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

-

Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-	The extent to which the business opportunity can be advanced;
-	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
-	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;
-	The cost of our participation as compared to the perceived tangible and intangible values and potential; and
-

The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.

Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as

-	a description of products
-	services and company history
-	management resumes
-	financial information
-	available projections, with related assumptions upon which they are based
-	an explanation of proprietary products and services;
-	evidence of existing patents, trademarks, or services marks, or rights thereto
-	present and proposed forms of compensation to management
-	a description of transactions between such company and its affiliates during relevant periods
-	a description of present and required facilities
-	an analysis of risks and competitive conditions
-	a financial plan of operation and estimated capital requirements
-

audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

-	and other information deemed relevant.

As part of our investigation, our sole officer and director

-	may meet personally with management and key personnel,
-	may visit and inspect material facilities,
-	obtain independent analysis or verification of certain information provided,
-	check references of management and key personnel, and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include

-	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,
-

acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and

-

acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to

-	leases, purchase and sale agreements,
-	licenses,
-	joint ventures and
-	other contractual arrangements.

We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and director may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

Although the terms of such agreement cannot be predicted, generally such an agreement would require

-	specific representations and warranties by all of the parties thereto,
-	specify certain events of default,
-	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,
-	outline the manner of bearing costs if the transaction is not closed,
-	set forth remedies upon default, and
-	include miscellaneous other terms.

We anticipate that we, and/or our sole officer, director and principal shareholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

We expect to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

Employees

We currently has no employees other than our sole officer and director. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, we may pay or accrue remuneration for the benefit of, our sole officer and director prior to, or at the same time as the completion of a business acquisition.

Risks Factors
  Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

  Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months.

  We lack an operating history and have losses, which we expect to continue into the future.

  We were incorporated in July 2000 and we have not realized very limited revenues. We have no operating history upon which an evaluation of our future success or failure can not be made. Our net loss since inception is $391,963. Our ability to achieve and maintain profitability and positive cash flow is dependent upon
*	our ability to find a merger or acquisition candidate
*	our ability to generate revenues
*	our ability to consummate a merger or acquisition

  Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with location and acquisition of a desirable business candidate. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to cease operations.

  We have no funds and do not have full-time management that can conduct a complete and exclusive investigation and analysis of any target merger or acquisition candidate.

  We may not find a suitable candidate. It is impracticable to conduct a complete and exclusive investigation and analysis of any target business with no funds. Our management decisions will likely make decisions without detailed feasibility studies, independent analysis or market surveys.

  Because Mr. Chebountchak will only be devoting 10% of his time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations.

  Because Mr. Chebountchak, our sole officer and director will only be devoting 10% of this time to our operations, our operations may be sporadic and occur at times that are convenient to Mr. Chebountchak. As a result, the location and acquisition of a desirable business opportunity may be periodically interrupted or suspended.

  We are a penny stock.

  Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell our shares. Also, the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker/dealers who sell our securities to persons other than certain accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock and it may effect the level of news coverage you receive.

  Mr. Chebountchak controls our company.

  Mr. Chebountchak owns 5,000,000 shares or our common stock. As a result, Mr. Chebountchak will be able to elect all of our directors and control our operations. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares he owns times the number of directors to be elected. That number is the total votes a person can cast for all of the directors. Those votes can be allocated in any manner to the directors being elected. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board. This means that existing shareholders will not be expanding their ownership. Further, the concentrated control in the hands of Mr. Chebountchak may inhibit a change of control and may adversely affect the market price of your common stock.

ITEM 2.     DESCRIPTION OF PROPERTIES.

We own no property or any rights to any property.

Our administrative office is located at 110 Jardin Drive, Unit 13, Concord, Ontario, Canada L4K 2T7 and our telephone number is (905) 761-1096 and our registered statutory office is located at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109. Our fiscal year end is June 30. Our mailing address is 110 Jardin Drive, Unit 13, Concord, Ontario, Canada L4K 2T7.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders in 2006.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Our common stock began quotation on the Bulletin Board operated by the National Association of Securities Dealers on September 3, 2004, and is currently quoted under the symbol "ADNT". The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter since July 1, 2004. These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
2004
September 30	$1.15	$1.15
December 31	$1.15	$1.15
2005
March 31	$1.15	$1.15
June 30	$1.15	$0.25
September 30	$0.25	$0.25
December 31	$11.00	$0.25
2006
March 31	$6.25	$3.80
June 30	$7.10	$5.80

Of the 6,014,450 shares of common stock outstanding as of June 30, 2006, 5,000,000 shares were owned by our officer and director and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At June 30, 2006, there were seventeen holders of record.

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

We completed our offering of shares to the public on April 2, 2004 by terminating the offer when we could find no further purchasers of our shares. we sold a total of 1,014,450 shares for $0.10 per share. As there were no commissions or other similar offering expenses, the gross and net proceeds of the offering were the same, namely $101,450.00. See the table below for the disposition of the monies received through October 15, 2006.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We currently have no working capital. We are relying on loans from our sole officer and director and will continue to do so until we complete an acquisition or merger. We are a shell company and have not yet generated or realized any revenues.

On a long-term basis, liquidity is dependent on commencement of operation and receipt of revenues, additional infusions of capital, and debt financing. While we may be receiving sufficient infusions of capital from our sole officer and director, we will not be generating any revenues until the completion of a merger or acquisition and we will not take any action to acquire debt financing other than infusions of capital from our sole officer and director.

Plan of Operation

We are in a development stage and have not conducted any operations since cease our stained glass operations. We will be relying on cash infusions from our sole officer and director in order to pay accounting and legal costs associated with filing our reports with the Securities and Exchange Commission and any fees due the State of Nevada. Other than the foregoing, we do not anticipate spending any money.

We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

We seek acquisition or merger candidates with ongoing operations. As of December 31, 2002, we had not identified any such candidates.

From Inception on July 27, 2000

We acquired the right to prospect on one property containing eight claims. Part of the first phase exploration program was completed on the Sun #100 - Sun #800 claims during the period of August 14th to August 24th, 2004. The program consisted of the emplacement of a survey control grid, the collection of soil & rock samples, prospecting and geological mapping and was completed by Gerard Gallissant, B.A., and a field assistant. We did not find an ore body and the claims expired by operation of law. Accordingly, we own no property or the right to conduct exploration activities on any property.

Liquidity and Capital Resources

We have assets consisting of $89 in cash and liabilities of $15,597.

We do not have sufficient funds to operate. Future operating activities are expected to be funded by loans from our sole officer and director.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
    Ardent Mines Limited
    (an exploration stage company)

We have audited the accompanying balance sheet of Ardent Mines Limited ("Ardent Mines") as of June 30, 2006, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended June 30, 2006 and 2005 and period from July 27, 2000 (Inception) through June 30, 2006. These financial statements are the responsibility of Ardent Mines' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardent Mines, as of June 30, 2006, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
 MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

October 10, 2006

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEET
June 30, 2006

ASSETS

Current Assets
Cash	$89

TOTAL ASSETS	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts payable	$100
Due to related party	15,497

TOTAL LIABILITIES	15,597

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 6,014,450 shares issued
and outstanding	60
Additional paid in capital	376,385
Deficit accumulated during the exploration stage	(391,953)

Total Stockholders' Deficit	(15,508)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89

See accompanying summary of accounting policies
and notes to financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Years Ended June 30, 2006, and 2005, and
the Period from July 27, 2000 (Inception) Through June 30, 2006

	For the	For the	Inception
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2006	2005	2006

Operating Expenses:
Consulting Expense	$-	$-	$273,048
Filing and Incorporation
Fees	215	105	2,121
General & Administrative	42	4,521	33,724
Legal & Accounting	12,207	7,114	66,433
Mining Exploration	-	5,000	7,088
Travel	-	-	9,539

Total Operating Expenses	12,464	16,740	391,953

Net loss	$(12,464)	$(16,740)	$(391,953)

Net loss per share
Basic and diluted	$(.00)	$(.00)

Weighted average
shares outstanding	6,014,450	6,014,450

See accompanying summary of accounting policies
and notes to financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from July 27, 2000 (Inception) Through June 30, 2006

				Deficit
				accumulated
			Additional	during
	Common Stock		Paid-in	exploration
	Shares	$	Capital	Stage	Total
Shares issued
for services	5,000,000	$50	$274,950	$-	$275,000

Net Loss	-	-	-	(288,255)	(288,255)

Balances at
June 30, 2001	5,000,000	50	274,950	(288,255)	(13,255)

Net Loss	-	-	-	(9,982)	(9,982)

Balance at
June 30, 2002	5,000,000	50	274,950	(298,237)	(23,237)

Net Loss	-	-	-	(1,719)	(1,719)

Balance at
June 30, 2003	5,000,000	50	274,950	(299,956)	(24,956)

Shares issued
for cash	1,014,450	10	101,435	-	101,445

Net Loss	-	-	-	(62,793)	(62,793)

Balance at
June 30, 2004	6,014,450	60	376,385	(362,749)	13,696

Net loss	-	-	-	(16,740)	(16,740)

Balance at
June 30, 2005	6,014,450	60	376,385	(379,489)	(3,044)

Net loss	-	-	-	(12,464)	(12,464)

Balance at June 30, 2006	6,014,450	$60	$376,385	$(391,953)	$(15,508)

See accompanying summary of accounting policies
and notes to financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended June 30, 2006, and 2005, and
the Period from July 27, 2000 (Inception) Through June 30, 2006

	For the	For the	Inception
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,464)	$(16,740)	$(391,953)
Adjustments to reconcile net loss to
cash used in operating activities:
Stocks issued for services	-	-	275,000
Change in:
Accounts payable & accrued expenses	(3,150)	(500)	100

NET CASH USED IN OPERATING ACTIVITIES	(15,614)	(17,240)	(116,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	101,445
Advances from related party	15,497	-	15,497

NET CASH PROVIDED BY FINANCING
ACTIVITIES	15,497	-	116,942

NET CHANGE IN CASH	(117)	(17,240)	89
CASH AT BEGINNING OF PERIOD	206	17,446	-

CASH AT END OF PERIOD	$89	$206	$89

Non-Cash Financing Activities
Stock issued in exchange for services	-	-	275,000

Cash paid for:
Interest	-	-	-
Income tax	-	-	-

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

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to June 30, 2006, Ardent Mines has incurred a loss of $391,953 and has a negative working capital of $15,508 at June 30, 2006. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

The claims expire on August 27, 2005 and are subject to a renewal fee of $100 per year per claim. Ardent Mines is in the process of negotiation of the renewals

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2005, a director of Ardent Mines provided office space to Ardent Mines for no cost.

As at June 30, 2006, the Company is indebted to the President of the Company in the amount of $15,497 for payment of expenses on the Company's behalf. The amount is has no terms of repayment, is unsecured, and bears no interest.

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

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

Ardent Mines uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006, Ardent Mines incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $392,000 at June 30, 2006, and will expire in the years 2020 to 2025.

At June 30, 2006, deferred tax assets consisted of the following:

Deferred tax assets	$141,000

Less: valuation allowance	(141,000)

Net deferred tax asset	$-

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

ITEM 8B.     OTHER INFORMATION.

None.

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

Background of Officers and Directors

Taras Chebountchak. Mr. Chebountchak  has been our President, Chief Executive Officer from inception since December 16th, 2004 and our Secretary / Treasurer, Chief Financial Office and a member of the Board of Directors since inception July 27th, 2000, during which time, Chebountchak has devoted approximately 5% of his time to our operation and intends to devote 10% of his time in the future.

Since November 30, 2003, Mr. Chebountchak has been President, Chief Executive Office, and a member of the Board of Directors of FC Financial Services Inc. FC Financial Services Inc. filed a Form SB-2 registration statement with the Securities and Exchange Commission on March 11, 2004 which was declared effective by the Commission on February 23, 2005.FC Financial Services Inc. files reports with the Securities and Exchange Commission pursuant to section 13 of the Securities Exchange Act of 1934. On September 29, 2006 FC Financial Services Inc. acquired through it's wholly owned subsidiary all of the issued and outstanding shares of ICP Solar Technologies Inc. ICP is a company engaged in the manufacturing, distribution and marketing of solar panel based products. In order to focus their resources on developing ICP"s technology and business, they no longer intend to proceed with automobile financing business activities. Since May 1998, Mr. Chebountchak has also been president and a director of First Class Financial Services Inc. located in Concord, Ontario. First Class Financial Services is engaged in the business of processing prospective car buyers' loan applications and placing them with financial institutions.

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

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 fiscal year our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

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

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

Summary Compensation Table

						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
				Other	Under	Restricted		Other
				Annual	Options/	Shares or		Annual
Names Executive				Compen-	SARs	Restricted	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Share	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	Units (US$)	(US$)	(US$)
Taras Chebountchak	2006	0	0	0	0	0	0	0
President	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Reg Handford	2004	0	0	0	0	0	0	0
(former president -	2003	0	0	0	0	0	0	0
resigned Dec. 16, 2004)	2002	0	0	0	0	0	0	0

We paid no salaries in 2004, none in 2006, and we do not anticipate paying any salaries at any time in 2007. We will not begin paying salaries until we have adequate funds to do so. Although Mr. Handford, our former president, was not paid a salary (in the sense of a regular or periodic payment on a weekly or monthly basis) he received $7,500 during fiscal 2004 for a total of 300 hours of work including management, filing, bookkeeping for the Company paid at the rate of $25 per hour.

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

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB Annual Report and amendment thereto as filed with the Securities and Exchange Commission, on October 14, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
14.1	Code of Ethics
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

The following exhibits are filed with this report:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$4,000	Malone & Bailey, P.C., Certified Public Accountants
2005	$3,400	Malone & Bailey, P.C., Certified Public Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$	Nil	Malone & Bailey, P.C., Certified Public Accountants
2005	$	Nil	Malone & Bailey, P.C., Certified Public Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$	Nil	Malone & Bailey, P.C., Certified Public Accountants
2005	$	Nil	Malone & Bailey, P.C., Certified Public Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$	Nil	Malone & Bailey, P.C., Certified Public Accountants
2005	$	Nil	Malone & Bailey, P.C., Certified Public Accountants

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of October, 2006 at Concord, Ontario, Canada.

ARDENT MINES LIMITED
(Registrant)

BY:	TARAS CHEBOUNTCHAK
Taras Chebountchak
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and sole member of the Board of Director