Form 10QSB
period 2006-09-30
ARDENT MINES LTD
filed 2006-11-14
CIK 1129018

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006

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

ARDENT MINES LTD
(An Exploration Stage Company)
BALANCE SHEETS
September 30, 2006 and June 30, 2006
(Unaudited)

	September 30,	June 30,
	2006	2006

ASSETS

Current Assets
Cash	$89	$89

TOTAL ASSETS	$89	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts payable	$1,620	$100
Accrued liabilities	5,700	-
Due to related party	16,129	15,497

TOTAL LIABILITIES	$23,449	$15,597

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 6,014,450 shares issued
and outstanding	$60	$60
Additional paid in capital	376,385	376,385
Deficit accumulated during the development stage	(399,805)	(391,953)

Total Stockholders' Deficit	(23,360)	(15,508)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89	$89

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2006, and 2005, and
the Period from July 27, 2000 (Inception) Through September 30, 2006
(unaudited)

			Inception
			Through
			September 30,
	2006	2005	2006

Operating Expenses:
Consulting Expense	$-	$-	$273,048
Filing and Incorporation Fees	532	-	2,653
General & Administrative	-	111	33,724
Legal & Accounting	7,320	3,236	73,753
Mining Exploration	-	-	7,088
Travel	-	-	9,539

Total Operating Expenses	7,852	3,347	399,805

Net loss	$(7,852)	$(3,347)	$(399,805)

Net loss per share
Basic and diluted	$(.00)	$(.00)

Weighted average
shares outstanding	6,014,450	6,014,450

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2006, and 2005, and
the Period from July 27, 2000 (Inception) Through September 30, 2006
(unaudited)

			Inception
			Through
			September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,852)	$(3,347)	$(399,805)
Adjustments to reconcile net loss to
cash used in operating activities:
Stock issued for services	-	-	275,000
Change in:
Accounts payable & accrued liabilities	7,220	(815)	7,320

NET CASH USED IN OPERATING ACTIVITIES	(632)	(4,162)	(117,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	101,445
Advances from related party	632	4,101	16,129

NET CASH PROVIDED BY FINANCING
ACTIVITIES	632	4,101	117,574

NET CHANGE IN CASH	-	(61)	89
CASH AT BEGINNING OF PERIOD	89	206	-

CASH AT END OF PERIOD	$89	$145	$89

Cash paid for:

Interest	-	-	-
Income tax	-	-	-

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mines' Annual Report filed with the SEC on Form 10 KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the form 10 KSB have been omitted.

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

Plan of Operation

We are in a development stage and have not conducted any operations since cease our mining exploration operations. We will be relying on cash infusions from our sole officer and director in order to pay accounting and legal costs associated with filing our reports with the Securities and Exchange Commission and any fees due the State of Nevada. Other than the foregoing, we do not anticipate spending any money.

We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

We seek acquisition or merger candidates with ongoing operations. As of September 30, 2006, we had not identified any such candidates.

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

Liquidity and Capital Resources

We have assets consisting of $89 in cash and liabilities of $23,449.

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

PART II.   OTHER INFORMATION

ITEM 2(d).     USE OF PROCEEDS

On August 12, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-50994, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share.

We completed our offering of shares to the public on April 2, 2004 by terminating the offering when we could find no further purchasers of our shares. We sold a total of 1,014,450 shares of common stock for $0.10 per share. As there were no commissions or other similar offering expenses, the gross and net proceeds of the offering were the same, namely $101,450.00. See the table below for the disposition of the monies received through October 15, 2006.

Received net proceeds:	$101,445
Less:
Accounting and Legal	33,753
Accounts Payable	1,620
General and Admin.	33,724
Mining Exploration	7,088
Related Party	16,129
Stock Transfer Expense	2,653
Travel	9,539

Unallocated Cash:	$(3,061)

From the effective date of the registration statement, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid.

From the effective date of the registration statement, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts. The expenses as they actually occurred vary from those planned in our SB-2 registration statement. In particular, related party payable loans were repaid to Mr. Handford to alleviate his cash flow shortage thus enabling him to continue with the company. Delays in getting our shares to trade on the OTCBB resulted in higher than expected drains on the treasury for accounting expenses and costs in filing quarterly statements. Travel costs were incurred to seek new properties and new sources of private financing.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of November, 2006 at Concord, Ontario, Canada.

ARDENT MINES LIMITED
(Registrant)

BY:	TARAS CHEBOUNTCHAK
Taras Chebountchak
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and sole member of the Board of Directors.