Form 10QSB
period 2006-12-31
ARDENT MINES LTD
filed 2007-02-14
CIK 1129018

=========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2006

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

======================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ARDENT MINES LIMITED
(An Exploration Stage Company)

December 31, 2006

Ardent Mines Limited
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	December 31, 2006	June 30, 2006
ASSETS

Current Assets

Cash	$22,963	$89
Total Assets	$22,963	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$1,885	$100
Loan payable	9,932	-
Stock payable	30,500	-
Due to related party	16,129	15,497

Total Current Liabilities	58,446	15,597

Commitments and contingencies	-	-

Stockholders' Deficit

Common stock, 100,000,000 common shares authorized with a par value of $0.00001, 6,014,450 common shares issued and outstanding	60	60

Additional paid-in capital	376,385	376,385

Deficit accumulated during exploration stage	(411,928)	(391,953)

Total Stockholders' Deficit	(35,483)	(15,508)

Total Liabilities and Stockholders' Deficit	$22,963	$89

(The Accompanying Notes are an Integral Part of these Financial Statements)

Ardent Mines Limited
(An Exploration Stage Company)
Statements of Operations
Three and Six months ended December 31, 2006 and 2005, and
the Period from July 27, 2000 (Inception) Through December 31, 2006
(Unaudited)

	Three Months Ended		Six Months Ended		July 27, 2000 (Inception) through December 31, 2006
	2006	2005	2006	2005

REVENUE	-	-	-	-	-

EXPENSES

Consulting Expense	$-	$-	$-	$-	$273,048
Filing and Incorporation Fees	100	-	632	-	2,753
General and Administrative	873	6	873	117	34,597
Legal & Accounting	3,650	1,600	10,970	4,836	77,403
Mining Exploration	7,500	-	7,500	-	14,588
Travel	-	-	-	-	9,539

Total expenses	12,123	1,606	19,975	4,953	411,928

NET LOSS	$(12,123)	$(1,606)	$(19,975)	$(4,953)	$(411,928)

NET LOSS PER SHARE - Basic and Diluted	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding	6,014,450	6,014,450	6,014,450	6,014,450

(The Accompanying Notes are an Integral Part of these Financial Statements)

Ardent Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
Six months ended December 31, 2006 and 2005, and
the Period from July 27, 2000 (Inception) Through December 31, 2006
(Unaudited)

	2006	2005	July 27, 2000 (Inception) through December 31, 2006

Operating Activities

Net loss	$(19,975)	$(4,953)	$(411,928)

Adjustments to reconcile net loss to cash used in operating activities

Stock issued for services	-	-	275,000

Change in operating assets and liabilities

Accounts payable and accrued expenses	1,785	(865)	1,885

Net Cash Used in Operating Activities	(18,190)	(5,818)	(135,043)

Financing Activities

Proceeds from sales of common stock	30,500	-	131,945
Advances from a related party	632	5,701	16,129
Loan payable advanced	9,932	-	9,932

Net Cash Provided By Financing Activities	41,064	5,701	158,006

Increase (Decrease) in Cash	22,874	(117)	22,963

Cash - Beginning of Period	89	206	-

Cash - End of Period	$22,963	$89	$22,963

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

(The Accompanying Notes are an Integral Part of these Financial Statements)

Ardent Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
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

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to December 31, 2006, Ardent Mines has incurred a loss of $411,928 and has a negative working capital of $35,483 at December 31, 2006. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - LOAN PAYABLE

The loan payable of $9,932 has no terms of repayment, is unsecured, and bears no interest. Subsequent to the quarter-end the lender subscribed for 993,200 common shares at $0.01 per share under Regulation S of the Securities Act, as repayment of the amount advanced. The shares have not yet been issued.

NOTE 4 - FUNDS RECEIVED IN ADVANCE OF SHARES BEING ISSUED

In December 2006 five prospective shareholders of the company submitted subscription forms for 3,050,000 common shares at $0.01 per share, along with $30,500, under Regulation S of the Securities Act. The shares have not yet been issued.

NOTE 5 - MINING EXPLORATION

In December 2006 the Company acquired three mining claims, for $7,500, that comprise the Airport Gold Project which are located in the Beaverdell area of the Greenwood Mining Division in British Columbia. The expiration date of the claims is June 19, 2007. In order to maintain the claims the Company must pay a fee of CDN$100 per year, per claim. The claims are being held by the President of the Company under a declaration of trust. Ardent has expensed this cost , as there is no evidence showing proven and probable reserves. Further details are available in the Form 8-K filed with the SEC on January 7, 2007.

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

Business

From Inception on July 27, 2000 to December 11, 2006.

In August 2000, we acquired one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non affiliated third party. The property was located on Copperkettle Creek, approximately three miles upstream from its confluence with Kettle Creek. It was on the eastern slope of Beaverdale Range of the Monashee Mountains. The claims were located approximately thirty miles east of the town of Penticton, British Columbia. Each claim was 500 meters by 500 meters or 25 hectares. Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area was known as staking. Mr. Anderson, our former president, paid Mr. Thom $1,282 to stake the claims. The claims were recorded in Mr. Thom's name to avoid paying additional fees, and he has provided the company with a signed and unexecuted Bill of Sale in our favor.

Part of the first phase exploration program was completed on the Sun #100 - Sun #800 claims during the period of August 14th to August 24th, 2004. The program consisted of the emplacement of a survey control grid, the collection of soil & rock samples, prospecting and geological mapping and was completed by Gerard Gallissant, B.A., and a field assistant. We did not find an ore body and the claims expired by operation of law on August 26, 2006. From then until December 11, 2006, we owned no property or the right to conduct exploration activities on any property.

From August 26, 2006 to December 11, 2006 we did not conduct any operations. During that period we intended to identify an acquisition or merger candidate with ongoing operations in any filed, however in December 2006 we decided to acquire the right to explore a new property in British Columbia and return to the business of mineral exploration.

Current Business - After December 11, 2006

In December 2006, Taras Chebountchak, our president and a member of the board of directors acquired one mining claim containing eleven cells in British Columbia, Canada from Lloyd C. Brewer by paying Mr. Brewer $7,500 Mr. Brewer is a geologist, a non affiliated third party. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid. The online grid is the geographical basis for the cell. Mr. Brewer is a self-employed contract staker, field worker and professional geologist residing in British Columbia.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. We paid Mr. Brewer $7,500 to transfer and register the claim. No additional payments were made or are due Mr. Brewer for his services. The claim was recorded in Mr. Chebountchak name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On January 2, 2007, Mr. Chebountchak executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Chebountchak transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Chebountchak has not provided us with a signed or executed bill of sale in our favor. Mr. Chebountchak will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

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

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Chebountchak will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Chebountchak transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Chebountchak will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company property, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company property is one such acquisition. Accordingly, fee simple title to the Company property resides with the Crown.

The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

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

There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claims, date of recording and expiration date of the claims:

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration

509276	Gold Ridge	December 12, 2006	June 19, 2007
509277	WGR	December 12, 2006	June 19, 2007
509278	GRN	December 12, 2006	June 19, 2007

In order to maintain the claim we must pay a fee of CND$100 per year per claim.

Plan of Operation

We are a development exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise at least $70,000, it will last twelve months.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date hereof and will not do so until we raise at least $70,000. There is no assurance we will raise any money. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

If we raise $70,000, we will have enough money to complete our exploration program.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration has not been initiated and will not be initiated until we raise at least $70,000. That is because we do not have any money to start exploration. Once we raise at least $70,000, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the property from Mr. Brewer, registering the property in the name of Mr. Chabountchak, and a physical examination of the property by Mr. Brewer. The cost of acquiring the property and registering the claim was included in the $7,500 paid to Lloyd C. Brewer. No additional payments were made or are due to Mr. Brewer for his services. The claim was recorded in Mr. Chebountchak's name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In December 2006, Mr. Chebountchak executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Chebountchak transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Chebountchak has not provided us with a signed or executed bill of sale in our favor. Mr. Chebountchak will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can predict what that will be until we find mineralized material. Mr. Chebountchak does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claim when he transfers them to us. Further, Mr. Chebountchak does not have the right to sell the claim at a profit to us if mineralized material is discovered on the property. Mr. Chebountchak must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract samples of earth. Mr. Chebountchak, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Chebountchak will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in British Columbia. We have not selected any of the foregoing as of the date of this prospectus. We will only make the selections in the event we raise the minimum amount of this offering.

We estimate the cost of drilling will be $20 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise $70,000, we will drill approximately 2,100 linear feet or 7 holes to depth of 300 feet. Assuming that we raise $170,000, we will drill approximately 7,200 linear feet, or up to 24 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 24 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of this public offering, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. We have no plans to interest other companies in the property if we find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this prospectus, we have no plans to raise additional funds other than the funds being raised in this public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

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

Milestones

The following are our milestones:

1.

0-90 days after raising at least $70,000 - Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

90-180 days after raising at least $70,000. - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. Cost - $55,500 to $132,000 . Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

180-210 days after raising at least $70,000 - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

4.

210-270 days after raising at least $70,000 - If we discover significant quantities of mineral, we will have technical and economic feasibility studies to determine if we have reserves. These studies will be performed by third party professors. Cost - $5,000 to $10,000.

The cost of the subcontractors is included in cost of the core drilling. None of the funds for the exploration of the property have been raised. All funds for the foregoing activities will have to be raised prior to the initiation of exploration activities. There is no assurance we will be able to raise any money or initiate our exploration activities.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations.

To become profitable and competitive, we have to conduct exploration on the property and find mineralized material. We will be seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that we will have to raise at least $70,000 to begin exploration and if we raise at least $70,000, it will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we will be attempting to raise money by selling stock or borrowing money. We cannot guarantee that we will be able to raise enough money to initiate operations. Whatever money we do raise, will be applied to the payment out outstanding debts and for exploration of the property. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We acquired one property which consists of one claim containing 11 cells comprising of a total of 577.5 acres. The property is registered and we will begin our exploration plan upon raising at least $70,000. We expect to start exploration operations within 90 days of raising at least $70,000. As of the date of this report, we have not raised any money.

As of the date of this report we have not begun exploring the property and have yet to begin operations and therefore have not generated any revenues.

We currently have 6,014,450 shares of common stock outstanding. We have no assets other than cash and a right to explore the property. We need $70,000 to remain operational during the next twelve months and to complete exploration of the property.

We are in a development stage and have not conducted any operations since ceasing our previous mining exploration operations. We will be relying on cash infusions from our sole officer and director in order to pay accounting and legal costs associated with filing our reports with the Securities and Exchange Commission and any fees due the State of Nevada. Other than the foregoing, we do not anticipate spending any money.

Liquidity and Capital Resources

We have assets consisting of $22,963 in cash and liabilities of $58,446.

We do not have sufficient funds to operate. Future operating activities are expected to be funded by loans from our sole officer and director or from funds received from the sale of common stock.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of adjustments required by our independent auditors, primarily in the area of additional paid in capital and stock payable. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of February, 2007.

ARDENT MINES LIMITED
(Registrant)

BY:	TARAS CHEBOUNTCHAK
Taras Chebountchak
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and sole member of the Board of Directors.