Form 10KSB/A
period 2006-06-30
ARDENT MINES LTD
filed 2007-03-21
CIK 1129018

============================================================================================

FORM 10-KSB/A-1

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

TABLE OF CONTENTS

Page

PART III
Item 8A. Controls and Procedures	3

PART IV
Item 13. Exhibits	3

PART III

ITEM 8A.     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2006.

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

There were no changes in our internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 13.     EXHIBITS.

Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of March, 2007 at Concord, Ontario, Canada.

ARDENT MINES LIMITED
(Registrant)

BY:	TARAS CHEBOUNTCHAK
Taras Chebountchak
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and sole member of the Board of Director