Form 10QSB
period 2007-03-31
ARDENT MINES LTD
filed 2007-05-11
CIK 1129018

=======================================================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

As of March 31, 2007, we had 6,014,450 shares of common stock outstanding.

=========================================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS ARDENT MINES LIMITED (An Exploration Stage Company) March 31, 2007

Index

Balance Sheets	F–1

Statements of Expenses	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Ardent Mines Limited
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	March 31,	June 30,
	2007	2006

ASSETS

Current Assets

Cash	$19,715	$89

Total Assets	$19,715	$89

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$-	$100
Loan payable	9,932	-
Stock payable	30,500	-
Due to related party	16,129	15,497

Total Current Liabilities	56,561	15,597

Commitments and contingencies	-	-

Stockholders’ Deficit

Common stock, 100,000,000 common shares authorized with a par value
of $0.00001, 6,014,450 common shares issued and outstanding	60	60

Additional paid-in capital	376,385	376,385

Deficit accumulated during exploration stage	(413,291)	(391,953)

Total Stockholders’ Deficit	(36,846)	(15,508)

Total Liabilities and Stockholders’ Deficit	$19,715	$89

(The Accompanying Notes are an Integral Part of these Financial Statements)

F-1

Ardent Mines Limited
(An Exploration Stage Company)
Statements of Expenses
Three and Nine months ended March 31, 2007 and 2006, and
the Period from July 27, 2000 (Inception) Through March 31, 2007
(Unaudited)

	Three Months Ended		Nine Months Ended		July 27, 2000 (Inception) through March 31, 2007

	2007	2006	2007	2006

EXPENSES

Consulting Expense	$–	$–	$–	$–	$273,048
Filing and Incorporation Fees	–	–	632	–	2,753
General and Administrative	3	–	876	117	34,600
Legal & Accounting	1,360	4,011	12,330	8,847	78,763
Mining Exploration	–	–	7,500	–	14,588
Travel	–	–	–	–	9,539

NET LOSS	$(1,363)	$(4,011)	$(21,338)	$(8,964)	$(413,291)

NET LOSS PER SHARE –
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	6,014,450	6,014,450	6,014,450	6,014,450

(The Accompanying Notes are an Integral Part of these Financial Statements)

F-2

Ardent Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
Nine months ended March 31, 2007 and 2006, and
the Period from July 27, 2000 (Inception) Through March 31, 2007
(Unaudited)

			July 27, 2000
			(Inception)
			through
			March 31,
	2007	2006	2007

Operating Activities

Net loss	$(21,338)	$(8,964)	$(413,291)

Adjustments to reconcile net loss to cash used in
operating activities

Stock issued for services	–	–	275,000

Change in operating assets and liabilities

Accounts payable and accrued expenses	(100)	(3,050)	–

Net Cash Used in Operating Activities	(21,438)	(12,014)	(138,291)

Financing Activities

Proceeds from sales of common stock	30,500	–	131,945
Advances from a related party	632	11,897	16,129
Loan payable advanced	9,932	–	9,932

Net Cash Provided By Financing Activities	41,064	11,897	158,006

Increase (Decrease) in Cash	19,626	(117)	19,715

Cash – Beginning of Period	89	206	–

Cash – End of Period	$19,715	$89	$19,715

Supplemental Disclosures

Interest paid	$–	$–	$–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of these Financial Statements)

F-3

Ardent Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mines’ Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to March 31, 2007, Ardent Mines has incurred a loss of $413,291 and has a negative working capital of $36,846 at March 31, 2007. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 – LOAN PAYABLE

The loan payable of $9,932 has no terms of repayment, is unsecured, and bears no interest.

NOTE 4 – STOCK PAYABLE

In December 2006, five prospective shareholders of Ardent Mines submitted subscription forms for 3,050,000 common shares at $0.01 per share, along with $30,500, under Regulation S of the Securities Act. The shares have not yet been issued.

NOTE 5 – MINING EXPLORATION

In December 2006, Ardent Mines acquired three mining claims, for $7,500, that comprise the Airport Gold Project which are located in the Beaverdell area of the Greenwood Mining Division in British Columbia. The expiration date of the claims is June 19, 2007. In order to maintain the claims, Ardent Mines must pay a fee of CDN$100 per year, per claim. The claims are being held by the President of Ardent Mines under a declaration of trust. Ardent Mines has expensed this cost, as there is no evidence showing proven and probable reserves. Further details are available in the Form 8-K filed with the SEC on January 7, 2007.

F-4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

     This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are a shell company and have not yet generated or realized any revenues.

Business

From Inception on July 27, 2000 to December 11, 2006

     In August 2000, we acquired one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non affiliated third party. The property was located on Copperkettle Creek, approximately three miles upstream from its confluence with Kettle Creek. It was on the eastern slope of Beaverdale Range of the Monashee Mountains. The claims were located approximately thirty miles east of the town of Penticton, British Columbia. Each claim was 500 meters by 500 meters or 25 hectares. Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area was known as staking. Mr. Anderson, our former president, paid Mr. Thom $1,282 to stake the claims. The claims were recorded in Mr. Thom's name to avoid paying additional fees, and he has provided the company with a signed and executed Bill of Sale in our favor.

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

     From August 26, 2006 to December 11, 2006, we did not conduct any operations. During that period, we intended to identify an acquisition or merger candidate with ongoing operations in any field, however in December 2006, we decided to acquire the right to explore a new property in British Columbia and returned to the business of mineral exploration.

Current Business - After December 11, 2006

     In December 2006, Taras Chebountchak, our president and a member of the board of directors acquired one mining claim containing eleven cells in British Columbia, Canada from Lloyd C. Brewer by paying Mr. Brewer $7,500. Mr. Brewer is a geologist and a non affiliated third party. A claim is a grant from the Canadian Crown of the available land within the cells to the holder to remove and sell minerals. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid. The online grid is the geographical basis for the cell. Mr. Brewer is a self-employed contract staker, field worker and professional geologist residing in British Columbia.

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise at least $70,000, we believe that it will last at least twelve months.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date hereof and will not do so until we raise at least $70,000. There is no assurance we will raise any money. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

     If we raise $70,000, we believe that we will have enough money to complete our exploration program.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration has not been initiated and will not be initiated until we raise at least $70,000. That is because we do not have enough money to start exploration. Once we raise at least $70,000, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the property from Mr. Brewer, registering the property in the name of Mr. Chebountchak, and a physical examination of the property by Mr. Brewer. The cost of acquiring the property and registering the claim was included in the $7,500 paid to Lloyd C. Brewer. No additional payments were made or are due to Mr. Brewer for his services. The claim was recorded in Mr. Chebountchak’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In December 2006, Mr. Chebountchak executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Chebountchak transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Chebountchak has not provided us with a signed or executed bill of sale in our favor. Mr. Chebountchak will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can predict what that will be until we find mineralized material. Mr. Chebountchak does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claim when he transfers them to us. Further, Mr. Chebountchak does not have the right to sell the claim at a profit to us if mineralized material is discovered on the property. Mr. Chebountchak must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

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

     We have the right to explore one property which consists of one claim containing 11 cells comprising of a total of 577.5 acres. The property is registered in the name of our president and we will begin our exploration plan upon raising at least $70,000. We expect to start exploration operations within 90 days of raising at least $70,000.

     As of the date of this report, we have not begun exploring the property and have yet to begin operations and therefore have not generated any revenues.

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

     We have assets consisting of $19,715 in cash and liabilities of $56,561 as of March 31, 2007.

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

     (b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of May, 2007.

ARDENT MINES LIMITED
(Registrant)

BY:   TARAS CHEBOUNTCHAK
         Taras Chebountchak
         President, Principal Executive Officer,
         Principal Accounting Officer, Principal
         Financial Officer, Secretary/Treasurer, and sole
         member of the Board of Directors.