Form 10KSB
period 2007-06-30
ARDENT MINES LTD
filed 2007-09-28
CIK 1129018

====================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended - June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-50994

ARDENT MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0471870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Jardin Drive, Suite 13
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

====================================================================================

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

State issuer's revenues for its most fiscal year: June 30, 2007: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of June 30, 2007, the value was $0.24

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 10, 2007: 14,257,650

PART I

General

     We were incorporated in the State of Nevada on July 27, 2000. We were engaged in the acquisition and exploration of mining properties. Our exploration target is to find an ore body containing gold.

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

Background

     In August 2000, we acquired the right to prospect one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non-affiliated third party. The property was located on Copperkettle Creek, approximately three miles upstream from its confluence with Kettle Creek. This claim is located on the eastern slope of Beaverdale Range of the Monashee Mountains. The claims lies approximately thirty miles east of the town of Penticton, British Columbia. Each claim is 500 meters by 500 meters or 25 hectares. We did not find an ore body and the claims expired by operation of law on August 26, 2006. We allowed the claims to lapse. Accordingly, we have no right to prospect the property.

     From August 26, 2006 to December 11, 2006, we did not conduct any operations. During that period, we intended to identify an acquisition or merger candidate with ongoing operations in any field, however in December 2006, we decided to acquire the right to explore a new property in British Columbia and returned to the business of mineral exploration.

     In December 2006, Taras Chebountchak, our president and a member of the board of directors acquired one mining claim containing eleven cells in British Columbia, Canada from Lloyd C. Brewer by paying Mr. Brewer US$7,500. Mr. Brewer is a geologist and a non affiliated third party. A claim is a grant from the Canadian Crown of the available land within the cells to the holder to remove and sell minerals. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid. The online grid is the geographical basis for the cell. Mr. Brewer is a self-employed contract staker, field worker and professional geologist residing in British Columbia.

Mining in British Columbia

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. Mr. Chebountchak paid Mr. Brewer $7,500 to transfer and register the claim. No additional payments were made or are due Mr. Brewer for his services.

     Under British Columbia law title to British Columbia mining cells can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

     The cells were recorded in Mr. Chebountchak’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On January 2, 2007, Mr. Chebountchak executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Chebountchak transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Chebountchak has not provided us with a signed or executed bill of sale in our favor.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Chebountchak will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Chebountchak transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Chebountchak will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia.

The Property

     The property lies one mile north of the town of Beaverdell and approximately 180 miles east of Vancouver, British Columbia. The property is located at the southern flank of King Solomon Mountain, within the Kettle River Valley on the nose of an outcrop ridge that is formed at the junction of Beaverdell Creek with the West Kettle River. The following is a list of tenure numbers, cells, date of recording and expiration date of the cells:

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
509276	Gold Ridge	March 19, 2006	November 19, 2007
509277	WGR	March 19, 2006	November 19, 2007
509278	GRN	March 19, 2006	November 19, 2007

     Our property is recorded in Mr. Chebountchak’s name. In order to maintain our property we must pay a fee of CND$100 per year per cell.

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

Location and Access

     By traveling north on paved Highway 33 (Rock Creek - Kelowna Highway), our cells are accessible. The cells are approximately one mile from Beaverdell. This route accesses the western part of the cells. Access to the eastern side is from the Beaverdell Creek Road. The property is centered at approximately 49O27N North latitude and 119o05 West longitude. There are numerous dirt/gravel logging roads which branch from the highway and travel throughout the property. These are passable by a 4-wheel drive vehicle.

Physiography

     The property is located within the center of the Okanagan Highlands physiographic division of the Interior Plateau. This area is typified by rounded mountains and ridges, and gentle slopes. It lies on the north-trending, ridge-shaped southern end of King Solomon Mountain between the elevations of 2,370 feet and 3,700 feet above sea level. Slopes within the cells are moderately steep, as the main part of the property lies on a ridge between two rivers. Vegetation consists of second growth fir and pine, with fairly extensive meadows between the trees. There is water available from Kettle River and Beaverdell Creek, although the rest of the property is relatively dry. Both water and timber are available to support all phase of exploration.

     Exploration work can be carried out on the property on a year-round basis. The property is snow free from November to May. During the snow-free season all phases of exploration work could be efficiently carried out. During the winter months it is recommended that only diamond drilling and underground exploration/development be carried out.

Regional Geology

     The property lies within the Omineca Crystalline Belt. This geologic province is distinguished by the presence of medium to high-grade gneiss and schist of the Monashee Group. It stretches west from the town of Nelson to Penticton and from north-central Washington State to central British Columbia.

     Within the Omineca Crystalline Belt there are Nelson Pluton rocks of Cretaceous age. In the Beaverdell area these intrusive rocks are of granodiorite or quartz diorite composition. These are the principal host rocks for quartz veining and sulphide mineralization on the property.

     Approximately 5% of the area contains remnants of Anarchist Formation rocks. This unit overlies and has been intruded by the Nelson Batholith in several localities near the property. The Anarchist Formation is the oldest unit in the area and consists of limestone, volcanics and clastic sediments, deposited in a eugeosyncline of Permian to Triassic age.

Property Geology

     The cells that comprise the property are predominantly (95%) underlain by the West Kettle Intrusive of the Nelson Batholith, which is of quartz diorite composition. These quartz diorites are well fractured, with dominant fracture direction being N80oE (080o). Two other sets of fractures are at approximately N60oE (060o) and N130oE (130o). The quartz diorites show weak argillic and pervasive chloritic alteration. In the northern portion of the cells and further to the north Anarchist Group volcanic rocks are exposed. Two quartz veins in associated shears have been observed on the southern portion of the property. These veins strike approximately N80oE (080o) and dip vertically. The associated minerals include sericite, chlorite, minor epidote and potassium feldspar. With the exception of minor amounts of pyrite, these veins do not contain any sulphides. Strong alteration in the host rocks occurs in close proximity to mineralized veins and appears to be associated with the mineralization. The rocks on the rest of the property show little indication of strong alteration. Minor smaller quartz veins and quartz stock-works have also been found on the property. These are also reported to contain minor mineralization.

MAP 1

MAP 2

Operations

     During the 2007 fiscal year, we had no financial resources to implement our project and stay in business. Therefore, we conducted a private placement to raise cash. On July 27, 2007, we completed our private placement. We raised $82,432 by selling 8,243,200 shares of common stock at a price of $0.01 per share to twelve shareholders. There were no commissions or other similar offering expenses. We did not file a Form 8-K upon completion of our private placement. We believed that if we raise at least $70,000, we would be able to stay in business for at least twelve months.

Exploration

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

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

     We do not have any plan to make our company generate revenue. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

Our Proposed Exploration Program

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we may have to cease operations. On July 27, 2007, we completed a private placement of our shares. We believe that this money will allow us to stay in business at least twelve months. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.

     The property is undeveloped raw land. To our knowledge, the property has never been mined. The only event that has occurred is the registering the property by Mr. Brewer and a physical examination of the property by Mr. Chebountchak, our president and director. The cost of registering the claim was included in the $7,500 paid to Mr. Brewer. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can predict what that will be until we find mineralized material.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a sample of earth. Mr. Chebountchak, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Chebountchak will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. We only have enough money to conduct core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report.

     We estimate the cost of drilling will be $20 per foot drilled. We intend to drill approximately 1,000 linear feet or 10 holes to depth of 100 feet. We estimate that it will take one month to drill 10 holes to a depth of 100 feet each. We will pay a consultant for his services to supervise the exploration. The total cost for analyzing the core samples will be $3,000. We will begin exploration in the spring of 2008.

     The foregoing breakdowns were made in consultation with Mr. Brewer.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

Supplies

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials on an as needed basis. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Competitive Factors

     The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our property is registered on British Columbia Mineral Titles Online system. We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals.

     This act sets forth rules for:

*     Locating claims
*     posting claims
*     working claims
*     reporting work performed

     We can explore for minerals on the property and are in compliance with the Code rules and regulations. The Code rules and regulations will not adversely affect our operations.

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

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only cost and effect of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750.

Employees and Employment Agreements

     At present, we have no full-time employees. Our sole officer and director is a part-time employees and will devote about 10% of his time or four hours per week to our operation. Our sole officer and director does not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director. Mr. Chebountchak will handle our administrative duties. Because our sole officer and director is not experienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

Risk Factors

     1. We may not have sufficient funds to stay in business. If we do not we will have to suspend or cease operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such, we may have to cease operations and you could lose your investment.

     2. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

     Our plan of operation and the funds we raise will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal.

     3. The probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost.

     4. We have a poor operating history. We were incorporated in July 2000 and have yet to generate any revenues. We have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated on July 27, 2000, and have not realized any revenues. We were unsuccessful in located mineralized material on our first property and used all of our money on the exploration of the first property. Our operating history is one of failure. Our net loss since inception is $432,252. To achieve and maintain profitability and positive cash flow we are dependent upon: Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     5. Our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we cannot locate qualified personnel, we may have to suspend or cease operations.

     Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management lack of experience in this industry. As a result we may have to suspend or cease operations.

     6. The title to our property is held in the name of our sole officer, if he transfers the property to someone other than us, we will cease operations.

     Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Mr. Chebountchak, our president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     7. We are small and do not have any capital, we may have to limit our exploration activity.

     Our company is small and does not have any capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues.

     8. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

     Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claim to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

     9. Because Mr. Chebountchak has other outside business activities, he will only be devoting 10% of his time, or four hours per week to ours operations. As a result, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Mr. Chebountchak, our sole officer and director, has other outside business activities, he will only be devoting 10% of his time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Chebountchak. As a result, exploration of the property may be periodically interrupted or suspended.

     10. If our sole officer and director resigns or die without having found a replacement, our operations will be suspended or cease.

     We have only one officer and director. We are entirely dependent upon him to conduct our operations. If he should resign or die there will be no one to run us. Further, we do not have key man insurance. If that should occur, until we find another person to run us, our operations will be suspended or cease entirely.

     11. We are a penny stock.

     Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell our shares. Also, the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker/dealers who sell our securities to persons other than certain accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock and it may affect the level of news coverage you receive.

     12. Mr. Chebountchak controls our company.

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

ITEM 2.      DESCRIPTION OF PROPERTIES.

     We own no property or any rights to any property. We have the rights to explore the following:

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
509276	Gold Ridge	March 19, 2006	November 19, 2007
509277	WGR	March 19, 2006	November 19, 2007
509278	GRN	March 19, 2006	November 19, 2007

     Our administrative office is located at 110 Jardin Drive, Suite 13, Concord, Ontario, Canada L4K 2T7 and our telephone number is (905) 761-1096 and our registered statutory office is located at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109. Our fiscal year end is June 30. Our mailing address is 110 Jardin Drive, Suite 13, Concord, Ontario, Canada L4K 2T7.

ITEM 3.      LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the shareholders in 2007.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     Our common stock began quotation on the Bulletin Board operated by the Financial Industry Regulatory Authority on September 3, 2004, and is currently quoted under the symbol “ADNT.” The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter since July 1, 2004. These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
2004
September 30	$1.15	$1.15
December 31	$1.15	$1.15
2005
March 31	$1.15	$1.15
June 30	$1.15	$0.25
September 30	$0.25	$0.25
December 31	$11.00	$0.25
2006
March 31	$6.25	$3.80
June 30	$7.10	$5.80
September 30	$6.05	$5.95
December 31	$0.25	$0.25
2007
March 31	$0.28	$0.20
June 30	$0.24	$0.24

     Of the 6,014,450 shares of common stock outstanding as of June 30, 2007, 5,000,000 shares were owned by our sole officer and director and may only be resold in compliance with Rule 144 of the Securities Act of 1933. Additionally, we issued 8,243,200 shares of common stock pursuant to the exemption from registration under Regulation S of the Securities Act of 1933 in our private placement which was completed on July 27, 2007.

     At June 30, 2007, there were twenty-three holders of record.

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

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our company's shares are issued under Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL AND RESULT OF OPERATIONS.

     This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are a shell company and have not yet generated or realized any revenues.

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

     Part of the first phase exploration program was completed on the Sun #100 - Sun #800 claims during the period from August 14 to August 24, 2004. The program consisted of the emplacement of a survey control grid, the collection of soil & rock samples, prospecting and geological mapping and was completed by Gerard Gallissant, B.A., and a field assistant. We did not find an ore body and the claims expired by operation of law on August 26, 2006. From then until December 11, 2006, we owned no property or the right to conduct exploration activities on any property.

     From August 26, 2006 to December 11, 2006, we did not conduct any operations. During that period, we intended to identify an acquisition or merger candidate with ongoing operations in any field, however in December, 2006, we decided to acquire the right to explore a new property in British Columbia and returned to the business of mineral exploration.

Current Business - After December 11, 2006

     We are a development exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We have raised $82,432 by offering 8,243,200 shares of our common stock by private placement. We believe that it will last at least twelve months.

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

     Under British Columbia law title to British Columbia mining cells can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

     The cells were recorded in Mr. Chebountchak’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On January 2, 2007, Mr. Chebountchak executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Chebountchak transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Chebountchak has not provided us with a signed or executed bill of sale in our favor.

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

     The property is undeveloped raw land. Exploration will not begin until Spring of 2008. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the property from Mr. Brewer, registering the property in the name of Mr. Chebountchak, and a physical examination of the property by Mr. Brewer.

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

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property. We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract samples of earth. Mr. Chebountchak, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Chebountchak will not receive fees for his services.

     The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our private placement are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in British Columbia. We have not selected any of the foregoing as of the date of this report.

     We estimate the cost of drilling will be $20 per foot drilled. We intend to drill approximately 1,000 linear feet or 10 holes to depth of 100 feet. We estimate that it will take one month to drill 10 holes to a depth of 100 feet each. We will pay a consultant $5,000 for his services to supervise the exploration. The total cost for analyzing the core samples will be $3,000. We will begin exploration in the Spring of 2008, weather permitting.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Chebountchak will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Chebountchak transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Chebountchak will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company property, that is the province of British Columbia.

     We do not intend to sell interests to other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. We have no plans to interest other companies in the property if we find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

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

Property

     The property lies one mile north of the town of Beaverdell and approximately 180 miles east of Vancouver, British Columbia. The property is located at the southern flank of King Solomon Mountain, within the Kettle River Valley on the nose of an outcrop ridge that is formed at the junction of Beaverdell Creek with the West Kettle River. The following is a list of tenure numbers, cells, date of recording and expiration date of the cells:

     Our property is recorded in Mr. Chebountchak’s name. In order to maintain our property we must pay a fee of CND$100 per year per cell.

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

Milestones

     The following are our milestones:

1.

0-90 days after raising at least $70,000 - Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview. [1]

2.

90-180 days after raising at least $70,000. - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. Cost - $55,500 to $132,000. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant. [1]

3.

180-210 days after raising at least $70,000 - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone. [1]

4.

210-270 days after raising at least $70,000 - If we discover significant quantities of mineral, we will have technical and economic feasibility studies to determine if we have reserves. These studies will be performed by third party professors. Cost - $5,000 to $10,000. [1]

(1)

We completed a private placement offering on July 27, 2007 by issuing 8,243,200 shares and raising $82,432. We believe that this amount will fund our mineral exploration program as described in our public offering.

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

     To become profitable and competitive, we have to conduct exploration on the property and find mineralized material. We will be seeking equity financing to provide for the capital required to implement our research and exploration phases. On July 27, 2007 we completed our private placement. We raised $82,432 by selling 8,243,200 shares of common stock at a price of $0.01 per share to twelve shareholders. There were no commissions or other similar offering expenses. We believe that these funds will allow us to operate for the next twelve months.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on July 27, 2000 to June 30, 2007

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

     On December 12, 2006, we acquired the right to prospect on three properties containing eleven claims. We are in the process of implementing our mining exploration program as discussed in detail in the business section of our public offering.

Liquidity and Capital Resources

     We have assets consisting of $47,879 in cash and liabilities of $102,396.

     As of the date of this report, we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Rule 144 of the Securities Act of 1933. This was accounted for as an acquisition of shares.

     We issued 8,243,200 shares through a private placement for a total of $82,432. The shares were issued pursuant to Regulation S of the Securities Act of 1933 to twelve investors.

     As of June 30, 2007, our total assets were $47,879 and our total liabilities were $102,396.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ardent Mines Limited
(an exploration stage company)

We have audited the accompanying balance sheet of Ardent Mines Limited (“Ardent Mines”) as of June 30, 2007, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2007 and 2006 and period from July 27, 2000 (Inception) through June 30, 2007. These financial statements are the responsibility of Ardent Mines’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardent Mines, as of June 30, 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Ardent Mines will continue as a going concern. As discussed in Note 2 to the financial statements, Ardent Mines has suffered recurring losses from operations and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

September 24, 2007

Ardent Mines Limited
(An Exploration Stage Company)
Balance Sheet
June 30, 2007

ASSETS

Current Assets

Cash	$47,879

Total Assets	$47,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$3,835
Stock payable	82,432
Due to related party	16,129

Total Current Liabilities	102,396

Commitments and contingencies	-

Stockholders’ Deficit

Common stock, 100,000,000 common shares authorized with a par value of $0.00001,
6,014,450 common shares issued and outstanding	60

Additional paid-in capital	377,675

Deficit accumulated during exploration stage	(432,252)

Total Stockholders’ Deficit	(54,517)

Total Liabilities and Stockholders’ Deficit	$47,879

See accompanying summary of accounting policies and notes to financial statements

Ardent Mines Limited
(An Exploration Stage Company)
Statements of Expenses
Years ended June 30, 2007 and 2006, and
the Period from July 27, 2000 (Inception) Through June 30, 2007

			July 27, 2000
	For the Year	For the Year	(Inception) through
	Ended June 30,	Ended June 30,	June 30,
	2007	2006	2007
Operating expenses:

Consulting Expense	$–	$–	$273,048

Filing and Incorporation Fees	932	215	3,053

General and Administrative	937	42	34,661

Legal & Accounting	29,640	12,207	96,073

Mining Exploration	7,500	–	14,588

Travel	–	–	9,539

Total Operating Expenses	39,009	12,464	430,962

Interest expense	1,290		1,290

NET LOSS	$(40,299)	$(12,464)	$(432,252)

Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	6,014,450	6,014,450

See accompanying summary of accounting policies and notes to financial statements

Ardent Mines Limited
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficit
Period from July 27, 2000 (Inception) Through June 30, 2007

				Deficit
				accumulated
			Additional	during
	Common Stock		Paid-in	exploration
	Shares	$	Capital	Stage	Total
Shares issued
for services	5,000,000	$50	$274,950	$-	$275,000
Net Loss	-	-	-	(288,255)	(288,255)

Balances at June 30, 2001	5,000,000	50	274,950	(288,255)	(13,255)

Net Loss	-	-	-	(9,982)	(9,982)

Balance at June 30, 2002	5,000,000	50	274,950	(298,237)	(23,237)

Net Loss	-	-	-	(1,719)	(1,719)

Balance at June 30, 2003	5,000,000	50	274,950	(299,956)	(24,956)

Shares issued
for cash	1,014,450	10	101,435	-	101,445
Net Loss	-	-	-	(62,793)	(62,793)

Balance at June 30, 2004	6,014,450	60	376,385	(362,749)	13,696

Net loss	-	-	-	(16,740)	(16,740)

Balance at June 30, 2005	6,014,450	60	376,385	(379,489)	(3,044)

Net loss	-	-	-	(12,464)	(12,464)

Balance at June 30, 2006	6,014,450	60	376,385	(391,953)	(15,508)

Imputed interest on related party payable	-	-	1,290	-	1,290
Net loss	-	-	-	(40,299)	(40,299)

Balance at June 30, 2007	6,014,450	$60	$377,675	$(432,252)	$(54,517)

See accompanying summary of accounting policies and notes to financial statements.

Ardent Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
Years ended June 30, 2007 and 2006, and
the Period from July 27, 2000 (Inception) Through June 30, 2007

			July 27, 2000
			(Inception)
	For the Year	For the Year	through
	Ended June 30,	Ended June 30,	June 30,
	2007	2006	2007
Cash Flows From Operating Activities

Net loss	$(40,299)	$(12,464)	$(432,252)

Adjustments to reconcile net loss to cash used in operating
activities

Imputed interest on related party payable	1,290	–	1,290
Stock issued for services	–	–	275,000

Change in:
Accounts payable and accrued expenses	3,735	(3,150)	3,835

Net Cash Used in Operating Activities	(35,274)	(15,614)	(152,127)

Cash Flows From Financing Activities

Proceeds from sales of common stock	82,432	–	183,877
Advances from a related party	632	15,497	16,129

Net Cash Provided By Financing Activities	83,064	15,497	200,006

Net Change in Cash	47,790	(117)	47,879

Cash – Beginning of Period	89	206	–

Cash – End of Period	$47,879	$89	$47,879

Supplemental Disclosures

Interest paid	$–	$–	$–
Income tax paid	–	–	–

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

Ardent Mines Limited
(An Exploration Stage Company)
Notes to Financial Statements

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

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to June 30, 2007, Ardent Mines has incurred a loss of $432,252 and has a negative working capital of $54,517 at June 30, 2007. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - MINERAL PROPERTIES

In September 2000, Ardent Mines acquired 100% of the rights, title and interests in eight mining claims in the Greenwood Mining Division, British Columbia, Canada.

In August 2004, Ardent Mines acquired 100% of the rights, title and interests in additional two mining claims in the Greenwood Mining Division, British Columbia, Canada.

Ardent Mines Limited
(An Exploration Stage Company)
Notes to Financial Statements

Payments of these claims were paid by the shareholders and repaid by Ardent Mines in the form of stock. Ardent Mines has expensed this cost, as there is no evidence showing proven and probable reserves.

The claims expired on August 27, 2005 and are subject to a renewal fee of $100 per year per claim. Ardent Mines is in the process of negotiation of the renewals In December 2006, Ardent Mines acquired three mining claims, for $7,500, that comprise the Airport Gold Project which are located in the Beaverdell area of the Greenwood Mining Division in British Columbia. The expiration date of the claims is June 19, 2007. In order to maintain the claims the Company must pay a fee of CDN$100 per year, per claim. The claims are being held by the President of the Company under a declaration of trust. Ardent Mines has expensed this cost, as there is no evidence showing proven and probable reserves. Further details are available in the Form 8-K filed with the SEC on January 7, 2007.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2007, the Company is indebted to the President of the Company in the amount of $16,129 for payment of expenses on the Company’s behalf. The amount is has no terms of repayment, is unsecured, and bears no interest. Imputed interest in the amount of $1,290 has been included in additional paid in capital.

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

During the year ending June 30, 2007 a Registration S agreement was filed and $72,500 has been raised under the terms of this agreement at June 30, 2007. The shares were issued in August 2007.

Ardent Mines Limited
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 6 – STOCK PAYABLE

From December 2006 through May 2007 eleven prospective shareholders of the company submitted subscription forms for 7,250,000 common shares at $0.01 per share, along with $72,500, under Regulation S of the Securities Act. The shares have not yet been issued.

NOTE 7 - INCOME TAXES

Ardent Mines uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007, Ardent Mines incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $157,000 at June 30, 2007, and will expire in the years 2020 to 2026.

At June 30, 2007, deferred tax assets consisted of the following:

Deferred tax assets	$
55,000
Less: valuation allowance	(55,000)

Net deferred tax asset	$
-

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.      CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

ITEM 8B.      OTHER INFORMATION.

     None.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address	Age	Position(s)
Taras Chebountchak	35	President, Secretary, Treasurer, Chief Financial
11 Townsgate Drive, #PH 6		Officer and a member of the Board of Directors.
Thornhill, Ontario, Canada

     All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

     Taras Chebountchak has been our president, chief executive officer since December 16, 2004 and our secretary/treasurer, chief financial officer and a member of the board of directors since inception July 27, 2000, during which time, Chebountchak has devoted approximately 10% of his time to our operation. From November 30, 2003 to September 2006, Mr. Chebountchak was president, chief executive officer, and a member of the board of directors of FC Financial Services Inc. FC Financial Services Inc. filed a Form SB-2 registration statement with the Securities and Exchange Commission on March 11, 2004 which was declared effective by the Commission on February 23, 2005.FC Financial Services Inc. files reports with the Securities and Exchange Commission pursuant to section 13 of the Securities Exchange Act of 1934. On September 29, 2006, FC Financial Services Inc. acquired through it's wholly owned subsidiary all of the issued and outstanding shares of ICP Solar Technologies Inc. ICP is a company engaged in the manufacturing, distribution and marketing of solar panel based products. In order to focus their resources on developing ICP’s technology and business, they no longer intend to proceed with automobile financing business activities. Since May 1998, Mr. Chebountchak has also been president and a director of First Class Financial Services Inc. located in Concord, Ontario. First Class Financial Services is engaged in the business of processing prospective car buyers' loan applications and placing them with financial institutions. Since June 2000, Mr. Chebountchak has been secretary, treasurer and a director of Raglan Mines Limited a Nevada corporation engaged in exploration with its principal offices located in Vancouver, British Columbia. Mr. Chebountchak holds a Master of Science degree in mechanical engineering from Lvov Polytechnic Academy. Mr. Chebountchak has no technical training in the field of mineral explorations.

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

     Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2007 fiscal year our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 10.      EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to compensation paid by us to our officers during the last three completed fiscal years. Our fiscal year end is June 30.

			Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock Option		Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Taras Chebountchak	2007	0	0	0	0	0	0	0	0
President & Treasurer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Reg Handford	2007	0	0	0	0	0	0	0	0
Vice President	2006	0	0	0	0	0	0	0	0
resigned 12/16/04	2005	0	0	0	0	0	0	0	0

     We paid no salaries in 2005, 2006 and 2007, and we do not anticipate paying any salaries at any time in 2008. We will not begin paying salaries until we have adequate funds to do so. Although Mr. Handford, our former president, was not paid a salary (in the sense of a regular or periodic payment on a weekly or monthly basis) he received $7,500 during fiscal 2004. He preform a total of 300 hours of work including management, filing, bookkeeping for us, and was paid at the rate of $25 per hour.

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is June 30.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Change in
Pension Value
and
	Fees			Non-Equity	Nonqualified	All
	Earned			Incentive	Deferred	Other
	or Paid	Stock	Option	Plan	Compensation	Compen-
	in Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Taras Chebountchak	0	0	0	0	0	0	0

     All compensation received by the officers and directors has been disclosed.

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Employment Contracts

     We have no employment contracts with any of our officers.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Compensation of Directors

     We do not pay our directors any money and we have no plans to pay our directors any money in the future.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of September 25, 2007, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

		Name and Address	Number of	Percentage of
		Beneficial Ownership [1][2]	Shares	Ownership
		Taras Chebountchak	5,000,000	35.07%
		11 Townsgate Drive #19406
		Thornhill, Ontario, Canada

		All Officers and Directors as a Group	5,000,000	35.07%
		(1 Person)

		Corporate Resource Group, Inc.	993,200	6.97%
		124A 1030 Denman Street
		Vancouver, British Columbia
		Canada V6G 2M6

[ 1	]	The persons named above may be deemed to be a "parent" and "promoter" of our company, within
		the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct
		and indirect stock holdings. Mr. Chebountchak is the only "promoter" of our company.

[2]	Reg Handford, our former president and director, transferred all of his right, title and interest in 2,500,000 shares of common stock that he owned to Taras Chebountchak in December 2004.

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in our control of the company.

     On December 16, 2004, Mr. Reg Handford resigned as an officer and director and Mr. Taras Chebountchak was appointed president and principal executive officer.

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

     We did not have enough funds to implement our mineral exploration program on our mining claims and we sought additional funding. On July 27, 2007, we completed a private placement offering by issuing 8,243,200 shares and raising $82,432.

ITEM 13.      EXHIBITS

     The following Exhibits are incorporated herein by reference. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation	SB-2	11/30/00	3.1
3.2	Bylaws	SB-2	11/30/00	3.2
4.1	Specimen Stock Certificate	SB-2	11/30/00	4.1

10.1	Trust Agreement between Taras Chebountchak and	8-K	01/07/07	10.1
	Ardent Mines Limited
10.2	Consulting Agreement with Natasha Lysiak				X
14.1	Code of Ethics	10-KSB	10/14/03	14.1
16.1	Letter from Williams & Webster, P.S., Certified	SB-2	03/24/03	16.1
	Public Accountants
16.2	Letter from Manning Elliott, Chartered Accountants	SB-2	03/24/03	16.2
16.3	Letter from Morgan & Company	SB-2	08/08/03	16.3
31.1	Certification of Principal Executive Officer and	10-KSB			X
	Principal Financial Officer pursuant to 13a-15(e) and
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as	10-KSB			X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Office and
	Chief Financial Officer)
99.2	Audit Committee Charter	10-KSB	10/14/03	99.1
99.3	Disclosure Committee Charter	10-KSB	10/14/03	99.2
99.4	Agreement and Release between Ardent Mines	8-K	12/22/04	99.1
	Limited, Taras Chebountchak and Reg Handford
99.5	Resignation of Reg Handford	8-K	12/22/04	99.2

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$12,000	Malone & Bailey, P.C., Certified Public Accountants
2006	$4,000	Malone & Bailey, P.C., Certified Public Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$	Nil	Malone & Bailey, P.C., Certified Public Accountants
2006	$	Nil	Malone & Bailey, P.C., Certified Public Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$	Nil	Malone & Bailey, P.C., Certified Public Accountants
2006	$	Nil	Malone & Bailey, P.C., Certified Public Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$	Nil	Malone & Bailey, P.C., Certified Public Accountants
2006	$	Nil	Malone & Bailey, P.C., Certified Public Accountants

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th day of September, 2007 at Concord, Ontario, Canada.

ARDENT MINES LIMITED
(Registrant)

BY:	TARAS CHEBOUNTCHAK
Taras Chebountchak
President, Principal Executive Officer, Principal
Accounting Officer, Principal Financial Officer,
Secretary/Treasurer, and sole member of the Board
of Director