Form 10QSB
period 2007-09-30
ARDENT MINES LTD
filed 2007-11-13
CIK 1129018

==============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50994

ARDENT MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

110 Jardin Drive, Suite 13
Concord, Ontario
Canada L4K 2T7
(Address of principal executive offices, including zip code.)

(905) 761-1096
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,014,450 as of November 13, 2007

Transitional Small Business Disclosure Format: YES [   ] NO [X]

=============================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2007	2007

ASSETS

Current Assets
Cash	$44,136	$47,879
Total Current Assets	44,136	47,879
TOTAL ASSETS	$44,136	$47,879

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,785	$3,835
Stock payable	82,432	82,432
Due to related party	16,129	16,129
Total Current Liabilities	100,346	102,396
TOTAL LIABILITIES	100,346	102,396

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 6,014,450 shares issued
and outstanding	60	60
Additional paid in capital	377,675	377,675
Deficit accumulated during the development stage	(433,945)	(432,252)

Total Stockholders' Deficit	(56,210)	(54,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$44,136	$47,879

(The accompanying notes are an integral part of the these financial statements)

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

			Inception
			(July 27, 2000)
	Three Months Ended		Through
	September 30,	September 30,	September 30,
	2007	2006	2007

Revenues	$-	$-	$-

Operating Expenses:
Consulting Expense	-	-	273,048
Filing and Incorporation Fees	180	532	3,233
General & Administrative	28	-	34,689
Legal & Accounting	1,485	7,320	97,558
Mining Exploration	-	-	14,588
Travel	-	-	9,539

Total Operating Expenses	1,693	7,852	432,655

Interest expense	-	-	1,290

Net loss	$(1,693)	$(7,852)	$(433,945)

Net loss per share
Basic and diluted	$(.00)	$(.00)

Weighted average
shares outstanding	6,014,450	6,014,450

(The accompanying notes are an integral part of the these financial statements)

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(July 27, 2000)
	Three Months Ended		Through
	September 30,	September 30,	September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,693)	$(7,852)	$(433,945)
Adjustments to reconcile net loss to
cash used in operating activities:
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	-	275,000
Change in:
Accounts payable & accrued liabilities	(2,050)	7,220	1,785
NET CASH USED IN OPERATING ACTIVITIES	(3,743)	(632)	(155,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	183,877
Advances from related party	-	632	16,129
NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	632	200,006

NET CHANGE IN CASH	(3,743)	-	44,136
CASH AT BEGINNING OF PERIOD	47,879	89	-

CASH AT END OF PERIOD	$44,136	$89	$44,136

Supplemental Disclosures

Interest Paid	$-	$-	$-
Income tax Paid	-	-	-

(The accompanying notes are an integral part of the these financial statements)

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines, Ltd, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent's Annual Report filed with the SEC on Form 10−KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10−KSB have been omitted.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to September 30, 2007, Ardent Mines has incurred a loss of $433,945 and has a negative working capital of $56,210 at September 30, 2007. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Business

From Inception on July 27, 2000 to December 11, 2006

      In September 2000, we acquired one mineral property containing eight mining claims in British Columbia, Canada by arranging the staking of the same through James Thom, a non affiliated third party. The property was located on Copperkettle Creek, approximately three miles upstream from its confluence with Kettle Creek. It was on the eastern slope of Beaverdale Range of the Monashee Mountains. The claims were located approximately thirty miles east of the town of Penticton, British Columbia. Each claim was 500 meters by 500 meters or 25 hectares. Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area was known as staking. Mr. Anderson, our former president, paid Mr. Thom $1,282 to stake the claims. The claims were recorded in Mr. Thom's name to avoid paying additional fees, and he has provided the company with a signed and executed Bill of Sale in our favor.

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

      Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $82,432 in fiscal 2007 by offering 8,243,200 shares of our common stock by private placement. We believe that it will last at least twelve months.

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

      Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can not predict what that will be until we find mineralized material.

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

      Our property is recorded in Mr. Chebountchak's name. In order to maintain our property we must pay a fee of CND$100 per year per cell.

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

Milestones

      The following are our milestones:

1.

0-90 days after July 27, 2007 - Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

90-180 days after July 27, 2007 - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. Cost - $55,500 to $132,000. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

180-210 days after July 27, 2007 - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

4.

210-270 days after July 27, 2007 - If we discover significant quantities of mineral, we will have technical and economic feasibility studies to determine if we have reserves. These studies will be performed by third party professors. Cost - $5,000 to $10,000.

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

      To become profitable and competitive, we have to conduct exploration on the property and find mineralized material. We will be seeking equity financing to provide for the capital required to implement our research and exploration phases. On July 27, 2007 we completed our private placement. During fiscal 2007, we raised $82,432 related to this private placement by selling 8,243,200 shares of common stock at a price of $0.01 per share to eleven shareholders. There were no commissions or other similar offering expenses. We believe that these funds will allow us to operate for the next twelve months.

      We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on July 27, 2000 to September 30, 2007

      We acquired the right to prospect on one property containing eight claims. Part of the first phase exploration program was completed on the Sun #100 - Sun #800 claims during the period of August 14 to August 24, 2004. The program consisted of the emplacement of a survey control grid, the collection of soil & rock samples, prospecting and geological mapping and was completed by Gerard Gallissant, B.A., and a field assistant. We did not find an ore body and the claims expired by operation of law. Accordingly, we own no property or the right to conduct exploration activities on any property.

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

      We will issue 8,243,200 shares related to a private placement for a total of $82,432. The shares will be issued pursuant to Regulation S of the Securities Act of 1933 to eleven investors.

      As of September 30, 2007, our total assets were $44,136 and our total liabilities were $100,346.

ITEM 3.     CONTROLS AND PROCEDURES.

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

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

      The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of November, 2007 at Concord, Ontario, Canada.

ARDENT MINES LIMITED
(Registrant)

BY:	TARAS CHEBOUNTCHAK
Taras Chebountchak
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and sole member of the Board of Director

EXHIBIT INDEX
Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

Print PDF Version