Form 10-Q
period 2007-12-31
ARDENT MINES LTD
filed 2008-02-12
CIK 1129018

====================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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
YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

          Large accelerated filer   [   ]         Accelerated filer   [   ]

                          Non-accelerated filer   [   ]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,014,450 as of February 1, 2008

====================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2007	2007

ASSETS

Current Assets
Cash	$24,076	$47,879
Total Current Assets	24,076	47,879
TOTAL ASSETS	$24,076	$47,879

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$11,785	$3,835
Stock payable	82,432	82,432
Due to related party	16,129	16,129
Total Current Liabilities	110,346	102,396
TOTAL LIABILITIES	110,346	102,396

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 6,014,450 shares issued
and outstanding	60	60
Additional paid in capital	377,675	377,675
Deficit accumulated during the development stage	(464,005)	(432,252)

Total Stockholders' Deficit	(86,270)	(54,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,076	$47,879

(The accompanying notes are an integral part of the these financial statements)

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception
					(July 27, 2000)
					Through
	Three Months Ended		Six Months Ended		December 30,
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	2007

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
Consulting Expense	2,385	-	2,385	-	275,433
Filing and Incorporation Fees	-	100	180	632	3,233
General & Administrative	1,837	873	1,865	873	36,526
Legal & Accounting	25,838	3,650	27,323	10,970	123,396
Mining Exploration	-	7,500	-	7,500	14,588
Travel	-	-	-	-	9,539

Total Operating Expenses	30,060	12,123	31,753	19,975	462,715

Interest expense	-	-	-	-	1,290

Net loss	$(30,060)	$(12,123)	$(31,753)	$(19,975)	$(464,005)

Net loss per share
Basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average
shares outstanding- Basic and diluted	6,014,450	6,014,450	6,014,450	6,014,450

(The accompanying notes are an integral part of the these financial statements)

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(July 27, 2000)
	Six Months Ended		Through
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,753)	$(19,975)	$(464,005)
Adjustments to reconcile net loss to
cash used in operating activities:
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	-	275,000
Change in:
Accounts payable & accrued liabilities	7,950	1,785	11,785
NET CASH USED IN OPERATING ACTIVITIES	(23,803)	(18,190)	(175,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	30,500	183,877
Advances from related party	-	632	16,129
Loan payable advanced	-	9,932	-
NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	41,064	200,006

NET CHANGE IN CASH	(23,803)	22,874	24,076
CASH AT BEGINNING OF PERIOD	47,879	89	-

CASH AT END OF PERIOD	$24,076	$22,963	$24,076

Supplemental Disclosures

Interest Paid	$-	$-	$-
Income tax Paid	-	-	-

(The accompanying notes are an integral part of the these financial statements)

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines, Ltd ("Ardent"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent's Annual Report filed with the SEC on Form 10−KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10−KSB have been omitted.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to December 31, 2007, Ardent Mines, Ltd has incurred a loss of $464,005 and has a negative working capital of $86,270 at December 31, 2007. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding Ardent Mines' ability to continue as a going concern.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are a shell company and have not yet generated or realized any revenues.

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

    From August 26, 2006 to December 11, 2006, we did not conduct any operations. During that period, we intended to identify an acquisition or merger candidate with ongoing operations in any field, however, in December, 2006, we decided to acquire the right to explore a new property in British Columbia and returned to the business of mineral exploration.

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

Milestones

    The following are our milestones:

1.

March 2008 - Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

90-180 days after March 2008 - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. Cost - $55,500 to $132,000. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

180-210 days after March 2008 - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

4.

210-270 days after March 2008 - If we discover significant quantities of mineral, we will have technical and economic feasibility studies to determine if we have reserves. These studies will be performed by third party professors. Cost - $5,000 to $10,000.

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

Limited Operating History; Need for Additional Capital

    There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations.

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

Results of Operations

From Inception on July 27, 2000 to December 31, 2007

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

    We issued 5,000,000 shares of common stock to Taras Chebountchak, our sole officer and director pursuant to the exemption from registration contained in Rule 144 of the Securities Act of 1933. This was accounted for as an acquisition of shares.

    On April 2, 2004, we completed our initial public offering by raising $101,450 and issuing a total of 1,014,450 shares of common stock for $0.10 per share.

    We issued 8,243,200 shares related to a private placement for a total of $82,432. The shares will be issued pursuant to Regulation S of the Securities Act of 1933 to eleven investors.

    As of December 31, 2007, our total assets were $24,076 and our total liabilities were $110,346.

ITEM 4.     CONTROLS AND PROCEDURES.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of February, 2008 at Concord, Ontario, Canada.

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