Form 10QSB/A
period 2007-09-30
ARDENT MINES LTD
filed 2008-04-29
CIK 1129018

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-1
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,257,650 as of April 20, 2008

Transitional Small Business Disclosure Format: YES [     ] NO [X]

=============================================================================================

EXPLANATORY NOTE

This amendment is being filed to restate the Ardent Mines Limited Statement of Expenses (Unaudited), Balance Sheet (Unaudited) and Notes to Financial Statements (Unaudited) to correct an error in accounting for the issuance of common stock as described in Note 3 to the Financial Statement herein. Ardent Mines is also revising the discussion under Item 3, Controls and Procedures in light of the restatement.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2007	2007
	Restated

ASSETS

Current Assets
Cash	$44,136	$47,879
Total Current Assets	44,136	47,879
TOTAL ASSETS	$44,136	$47,879

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,785	$3,835
Stock payable	-	82,432
Due to related party	16,129	16,129
Total Current Liabilities	17,914	102,396
TOTAL LIABILITIES	17,914	102,396

Stockholders' Equity (Deficit)
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 14,257,650 shares issued
and outstanding	142	60
Additional paid in capital	460,025	377,675
Deficit accumulated during the exploration stage	(433,945)	(432,252)

Total Stockholders' Equity (Deficit)	26,222	(54,517)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUTY (DEFICIT)	$44,136	$47,879

(The accompanying notes are an integral part of the these financial statements)

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

			Inception
			(July 27, 2000)
	Three Months Ended		Through
	September 30,	September 30,	September 30,
	2007	2006	2007
	(Restated)

Revenues	$-	$-	$-

Operating Expenses:
Consulting Expense	-	-	273,048
Filing and Incorporation Fees	180	532	3,233
General & Administrative	28	-	34,689
Legal & Accounting	1,485	7,320	97,558
Mining Exploration	-	-	14,588
Travel	-	-	9,539

Total Operating Expenses	1,693	7,852	432,655

Interest expense	-	-	1,290

Net loss	$(1,693)	$(7,852)	$(433,945)

Net loss per share
Basic and diluted	$(.00)	$(.00)

Weighted average
shares outstanding	14,257,650	6,014,450

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

(The accompanying notes are an integral part of the these financial statements)

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines, Ltd, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent's Annual Report filed with the SEC on Form 10−KSB. In the opinion of management, all adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to September 30, 2007, Ardent Mines has had no revenues since inception and accumulated losses of $433,945 at September 30, 2007. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - RESTATEMENT

In August 2007, the Company issued 8,243,200 shares of common stock valued at $82,432 for a prior fiscal year stock payable, therefore overstating its stock payable as of September 30, 2007 and understating it common stock by $82 and additional paid in capital by $82,350.

The effect of the restatement as of and for the three month period ended September 30, 2007 follows:

	September 30,	September 30,
	2007	2007
	As Reported	As Restated
Balance Sheets
ASSETS

Current Assets
Cash	$44,136	$44,136
Total Current Assets	44,136	44,136
TOTAL ASSETS	$44,136	$44,136

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,785	$1,785
Stock payable	82,432	--
Due to related party	16,129	16,129
Total Current Liabilities	100,346	17,914
TOTAL LIABILITIES	100,346	17,914

Stockholders' Equity (Deficit)
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 14,257,650 shares issued
and outstanding	60	142
Additional paid in capital	377,675	460,025
Deficit accumulated during the exploration stage	(433,945)	(433,945)

Total Stockholders' Equity (Deficit)	(56,210)	26,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$44,136	$44,136

ITEM 3.     CONTROLS AND PROCEDURES

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Management's original determination was that the disclosure controls and procedures were effective. Subsequently, an accounting error related to the presentation of the issuance of common stock was identified, and the financial statements were restated, indicating the presence of a material weakness. Upon review of the effect that the accounting error and material weakness had on the previous assessment, the Company's Chief Executive Officer and Chief Financial Officer changed their conclusion and determined that, as of September 30, 2007, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB/A. Due to this material weakness, the Company, in preparing its restated condensed consolidated financial statements as of and for the period ended September 30, 2007, performed additional procedures relating to accounting for the issuance of common stock to enable it to conclude that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

The Company's processes, procedures and controls related to the presentation of the issuance of common stock were not effective. This material weakness resulted in an accounting error. The error did not affect the Registrant's expenses or cash flow. However, the error did result in the understatement of common stock and additional paid in capital, and overstatement of current liabilities for the interim fiscal period reported in this report, as described in the Note 3 of the Financial Statements herein.

Changes in Internal Controls.

To avoid recurrence of an error such as the one described above, the Company are assessing the appropriateness of technical resources assigned to the engagement and improving documentation.

Other than the change discussed above, there have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th day of April, 2007 at Concord, Ontario, Canada.

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