Form 10-Q/A
period 2007-12-31
ARDENT MINES LTD
filed 2008-05-05
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1
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
YES [X] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,257,650 as of May 1, 2008

EXPLANATORY NOTE

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

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2007	2007
	Restated

ASSETS

Current Assets
Cash	$24,076	$47,879
Total Current Assets	24,076	47,879
TOTAL ASSETS	$24,076	$47,879

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current Liabilities
Accounts payable	$11,785	$3,835
Stock payable	-	82,432
Due to related party	16,129	16,129
Total Current Liabilities	27,914	102,396
TOTAL LIABILITIES	27,914	102,396

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 14,257,650 shares issued
and outstanding	142	60
Additional paid in capital	460,025	377,675
Deficit accumulated during the exploration stage	(464,005)	(432,252)

Total Stockholders' Deficit	(3,838)	(54,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,076	$47,879

(The accompanying notes are an integral part of the these financial statements)

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception
					(July 27, 2000)
					Through
	Three Months Ended		Six Months Ended		December 31,
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	2007
	(Restated)		(Restated)

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
Consulting Expense	2,385	-	2,385	-	275,433
Filing and Incorporation Fees	-	100	180	632	3,233
General & Administrative	1,837	873	1,865	873	36,526
Legal & Accounting	25,838	3,650	27,323	10,970	123,396
Mining Exploration	-	7,500	-	7,500	14,588
Travel	-	-	-	-	9,539

Total Operating Expenses	30,060	12,123	31,753	19,975	462,715

Interest expense	-	-	-	-	1,290

Net loss	$(30,060)	$(12,123)	$(31,753)	$(19,975)	$(464,005)

Net loss per share
Basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average
shares outstanding- Basic and diluted	14,257,650	6,014,450	14,257,650	6,014,450

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

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to December 31, 2007, Ardent Mines has had no revenues since inception and accumulated losses of $464,005 at December 31, 2007. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - RESTATEMENT

In August 2007, the Company issued 8,243,200 shares of common stock valued at $82,432 for a prior fiscal year stock payable, therefore overstating its stock payable as of December 31, 2007 and understating it common stock by $82 and additional paid in capital by $82,350.

The effect of the restatement as of and for the six month period ended December 31, 2007 follows:

	December 31,	December 31,
	2007	2007
	As Reported	As Restated
Balance Sheets
ASSETS

Current Assets
Cash	$24,076	$24,076
Total Current Assets	24,076	24,076
TOTAL ASSETS	$24,076	$24,076

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$11,785	$11,785
Stock payable	82,432	-
Due to related party	16,129	16,129
Total Current Liabilities	110,346	27,914
TOTAL LIABILITIES	110,346	27,914

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 14,257,650 shares issued
and outstanding	60	142
Additional paid in capital	377,675	460,025
Deficit accumulated during the exploration stage	(464,005)	(464,005)

Total Stockholders' Deficit	(86,270)	(3,838)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,076	$24,076

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Management's original determination was that the disclosure controls and procedures were effective. Subsequently, an accounting error related to the presentation of the issuance of common stock was identified, and the financial statements were restated, indicating the presence of a material weakness. Upon review of the effect that the accounting error and material weakness had on the previous assessment, the Company's Chief Executive Officer and Chief Financial Officer changed their conclusion and determined that, as of December 31, 2007, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB/A. Due to this material weakness, the Company, in preparing its restated condensed consolidated financial statements as of and for the periods ended September 30, 2007 and December 31, 2007, performed additional procedures relating to accounting for the issuance of common stock to enable it to conclude that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 2nd day of May, 2008 at Concord, Ontario, Canada.

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