Form 10-Q
period 2008-03-31
ARDENT MINES LTD
filed 2008-05-15
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2008	2007

ASSETS

Current Assets
Cash	$9,551	$47,879
Total Current Assets	9,551	47,879
TOTAL ASSETS	$9,551	$47,879

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current Liabilities
Accounts payable	$300	$3,835
Stock payable	-	82,432
Due to related party	16,129	16,129
Total Current Liabilities	16,429	102,396
TOTAL LIABILITIES	16,429	102,396

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 14,257,650 and 6,014,450 shares
issued and outstanding	142	60
Additional paid in capital	460,025	377,675
Deficit accumulated during the exploration stage	(467,045)	(432,252)

Total Stockholders' Deficit	(6,878)	(54,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,551	$47,879

(The accompanying notes are an integral part of these financial statements.)

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception
					(July 27, 2000)
	Three Months Ended		Nine Months Ended		Through
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007	March 31, 2008

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
Consulting Expense	1,920	-	4,305	-	277,353
Filing and Incorporation Fees	-	-	180	632	3,233
General & Administrative	170	3	2,035	876	36,696
Professional Fees	950	1,360	28,273	12,330	124,346
Mining Exploration	-	-	-	7,500	14,588
Travel	-	-	-	-	9,539

Total Operating Expenses	3,040	1,363	34,793	21,338	465,755

Interest expense	-	-	-	-	1,290

Net loss	$(3,040)	$1,363	$(34,793)	$(21,338)	$(467,045)

Net loss per share
Basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average
shares outstanding- Basic and diluted	14,257,650	6,014,450	14,257,650	6,014,450

(The accompanying notes are an integral part of these financial statements.)

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(July 27, 2000)
	Nine Months Ended		Through
	March 31,	March 31,	March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,793)	$(21,338)	$(467,045)
Adjustments to reconcile net loss to
cash used in operating activities:
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	-	275,000
Change in:
Accounts payable & accrued liabilities	(3,535)	(100)	300
NET CASH USED IN OPERATING ACTIVITIES	(38,328)	(21,438)	(190,455)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	30,500	183,877
Advances from related party	-	632	16,129
Loan payable advanced	-	9,932	-
NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	41,064	200,006

NET CHANGE IN CASH	(38,328)	19,626	9,551
CASH AT BEGINNING OF PERIOD	47,879	89	-

CASH AT END OF PERIOD	$9,551	$19,715	$9,551

Supplemental Disclosures

Interest Paid	$-	$-	$-
Income tax Paid	-	-	-

Non-Cash Transactions

Issuance of Stock Payable	$82,432	$-	$82,432

(The accompanying notes are an integral part of these financial statements.)

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

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to March 31, 2008, Ardent Mines, Ltd has incurred a loss of $467,045 and has a negative working capital of $6,878 at March 31, 2008. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

In August 2007, the Company issued 8,243,200 shares of common stock valued at $82,432.

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

    Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

    We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under the property.

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

Milestones

    The following are our milestones:

1.

March - June, 2008 - Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

July - September, 2008 - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. Cost - $55,500 to $132,000. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

October - November, 2008 - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

4.

December, 2008 - March 2009 - If we discover significant quantities of mineral, we will have technical and economic feasibility studies to determine if we have reserves. These studies will be performed by third party professors. Cost - $5,000 to $10,000.

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

    To become profitable and competitive, we have to conduct exploration on the property and find mineralized material. We will be seeking equity financing to provide for the capital required to implement our research and exploration phases. On July 27, 2007 we completed our private placement. During fiscal 2007, we raised $82,432 related to a private placement by selling 8,243,200 shares of common stock at a price of $0.01 per share to eleven shareholders. There were no commissions or other similar offering expenses.

    We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on July 27, 2000 to March 31, 2008

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

    As of March 31, 2008, our total assets were $9,551 and our total liabilities were $16,429.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

    We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-13, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of May, 2008 at Concord, Ontario, Canada.

ARDENT MINES LIMITED
(Registrant)

BY:	TARAS CHEBOUNTCHAK
Taras Chebountchak
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and sole member of the Board of Director

EXHIBIT INDEX
Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-13, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).