Form 10-K
period 2008-06-30
ARDENT MINES LTD
filed 2008-10-15
CIK 1129018

=================================================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - June 30, 2008

Commission file number 000-50994

ARDENT MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0471870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9110 Irvine Center Drive
Irvine, California 92618
 (Address of principal executive offices, including zip code.)

(949) 724-1100
 (telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [    ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2007: $3,564,413.

===================================================================================================================

PART I

ITEM 1.     BUSINESS

General

We were incorporated in the State of Nevada on July 27, 2000. We were engaged in the acquisition and exploration of mining properties. Our exploration target is to find an ore body containing gold.

We maintain our statutory registered agent's office at Nevada Corporate Headquarter, 101 Convention Center Drive, Suite 700 Las Vegas, Nevada 89109 and our business office is located at 9110 Irvine Center Drive, Irvine, California 92618. This is our mailing address as well. Our telephone number is (949) 752-1100. Christopher Wilson, our president, supplies this office space on a rent-free basis.

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

From August 26, 2006 to December 11, 2006, we did not conduct any operations. During that period, we intended to identify an acquisition or merger candidate with ongoing operations in any field. However in December 2006 we decided to acquire the right to explore a new property in British Columbia and returned to the business of mineral exploration.

In December 2006, Taras Chebountchak, our former president and member of the board of directors, acquired one mining claim containing eleven cells in British Columbia, Canada from Lloyd C. Brewer by paying Mr. Brewer US$7,500. Mr. Brewer is a geologist and a non-affiliated third party. A claim is a grant from the Canadian Crown of the available land within the cells to the holder to remove and sell minerals. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid. The online grid is the geographical basis for the cell. Mr. Brewer is a self-employed contract staker, field worker and professional geologist residing in British Columbia.

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

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
509276	Gold Ridge	March 19, 2006	November 19, 2008
509277	WGR	March 19, 2006	November 19, 2008
509278	GRN	March 19, 2006	November 19, 2008

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

MAP 1

Ardent Mines Ltd. - Gold Ridge

564393
564394
564398
576550
564396
564406
590505
PARK
564405
509278
82E.045
509276
564402
525610
585637
509277
BC88078 193
585648
577384
577387
564403
338911
TAILINGS
MINE
216308
528926
TAILINGS
TAILINGS
568606
216307
MINE
TANK
PARK
MINE
TAILINGS
552884
MINE
MINE
510298
TAILINGS
0
500
1000 m.
Map center: 49° 27' 37" N, 119° 4' 34" W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Legend

- Indian Reserves
- National Parks
- Parks
- Mineral Titles Grid (LRDW)

Mineral Tenures (Mineral - LRDW)

- Mineral Claim
- Mineral Lease

Reserves (Mineral - LRDW Sites)

- Placer Claim Designation
- Placer Lease Designation
- No Staking Reserve
- Conditional Reserve
- Release Required Reserve
- Surface Restriction
- Recreation Area
- Others
- Mining Division (MTO)
- Integrated Cadastral Fabric
- Survey Parcels
- BCGS Grid

Contours (1:250K)

- Contour - Index
- Contour - Intermediate
- Areaof Exclusion
- Areaof Indefinite Contours

Annotation (1:20K)

Transportation - Points (TRIM)

- Helipad

Transportation - Lines (TRIM)

- Airfield
- Airport
- Airstrip
- Airport.Abandoned
- Ferry Route
- Road (Gravel Undivided) - 1 Lane
- Road (Gravel Undivided) - 2 Lanes
- Road (Gravel Undivided) - U/C - 1 Lane
- Road (Gravel Undivided) - U/C - 2 Lanes
- Road (Paved Divided) - Not Elevated - 1 Lane Each Way
- Road (Paved Divided) - Not Elevated - 2 Lanes Each Way
- Road (Paved Divided) - U/C - Not Elevated - 2 Lanes Each Way
- Road (Paved Undivided) - Not Elevated - 1 Lane
- Road (Paved Undivided) - Not Elevated - 2 Lanes
- Road (Paved Undivided) - Not Elevated - 4 Lanes

N

Scale: 1:28,254

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

MAP 2

Ardent Mines Ltd. - WGR

564405
DL 1207S
DL 797S
509278
509276
DL 3638
BEAVERD
525610
DL 2365
AIRFIELD
SUB L 9, PI 1192
585637
82E.045
509277
BC88078 193
585648
DL 1250
564403
DL 1466
338911
568606
DL 2364
DL 1545
0
250
500 m.
Map center: 49° 27' 22" N, 119° 5' 19" W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Legend

- Indian Reserves
- National Parks
- Parks
- Mineral Titles Grid (LRDW)

Mineral Tenures (Mineral - LRDW)

- Mineral Claim
- Mineral Lease

Reserves (Mineral - LRDW Sites)

- Placer Claim Designation
- Placer Lease Designation
- No Staking Reserve
- Conditional Reserve
- Release Required Reserve
- Surface Restriction
- Recreation Area
- Others
- Mining Division (MTO)
- Integrated Cadastral Fabric
- Survey Parcels
- BCGS Grid

Contours (TRIM)

- Contour - Index
- Contour - Index.Indefinite
- Contour - Index.Depression
- Contour - Index.Depression Indefinite
- Contour - Intermediate
- Contour - Intermediate.Indefinite
- Contour - Intermediate.Depression
- Contour - Intermediate.Depression Indefinite
- Areaof Exclusion
- Areaof Indefinite Contours

Annotation (1:20K)

Transportation - Points (TRIM)

- Helipad

Transportation - Lines (TRIM)

- Airfield
- Airport
- Airstrip
- Airport.Abandoned
- Ferry Route
- Road (Gravel Undivided) - 1 Lane
- Road (Gravel Undivided) - 2 Lanes
- Road (Gravel Undivided) - U/C - 1 Lane
- Road (Gravel Undivided) - U/C - 2 Lanes
- Road (Paved Divided) - Not Elevated - 1 Lane Each Way
- Road (Paved Divided) - Not Elevated - 2 Lanes Each Way

Scale: 1:14,334

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

MAP 3

Ardent Mines Ltd. - GRN

571487
564393
564394
576550
564398
564396
564406
527291
PARK
590505
564405
585638
82E.045
509278
509276
525610
577208
564402
585637
509277
560824
BC38078 193
350992
560826
585648
577387
564403
338911
TAILINGS
216308
568606
528926
216307
552884
0
500
1000 m.
Map center: 49° 27' 52" N, 119° 5' 8" W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Legend

- Indian Reserves
- National Parks
- Parks
- Mineral Titles Grid (LRDW)

Mineral Tenures (Mineral - LRDW)

- Mineral Claim
- Mineral Lease

Reserves (Mineral - LRDW Sites)

- Placer Claim Designation
- Placer Lease Designation
- No Staking Reserve
- Conditional Reserve
- Release Required Reserve
- Surface Restriction
- Recreation Area
- Others
- Mining Division (MTO)
- Integrated Cadastral Fabric
- Survey Parcels
- BCGS Grid

Contours (1:250K)

- Contour - Index
- Contour - Intermediate
- Areaof Exclusion
- Areaof Indefinite Contours

Annotation (1:20K)

Transportation - Points (TRIM)

- Helipad

Transportation - Lines (TRIM)

- Airfield
- Airport
- Airstrip
- Airport.Abandoned
- Ferry Route
- Road (Gravel Undivided) - 1 Lane
- Road (Gravel Undivided) - 2 Lanes
- Road (Gravel Undivided) - U/C - 1 Lane
- Road (Gravel Undivided) - U/C - 2 Lanes
- Road (Paved Divided) - Not Elevated - 1 Lane Each Way
- Road (Paved Divided) - Not Elevated - 2 Lanes Each Way
- Road (Paved Divided) - U/C - Not Elevated - 2 Lanes Each Way
- Road (Paved Undivided) - Not Elevated - 1 Lane
- Road (Paved Undivided) - Not Elevated - 2 Lanes
- Road (Paved Undivided) - Not Elevated - 4 Lanes

N

Scale: 1:27,585

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

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

Our Proposed Exploration Program

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we may have to cease operations. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.

The property is undeveloped raw land. To our knowledge, the property has never been mined. The only event that has occurred is the registering the property by Mr. Brewer and a physical examination of the property by Mr. Chebountchak, our former president and director. The cost of registering the claim was included in the $7,500 paid to Mr. Brewer. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can predict what that will be until we find mineralized material.

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

We estimate the cost of drilling will be $20 per foot drilled. We intend to drill approximately 1,000 linear feet or 10 holes to depth of 100 feet. We estimate that it will take one month to drill 10 holes to a depth of 100 feet each. We will pay a consultant for his services to supervise the exploration. The total cost for analyzing the core samples will be $3,000. We expect to begin exploration in the spring of 2009.

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

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only cost and effect of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will not be substantial.

Employees and Employment Agreements

At present, we have no full-time employees. Our sole officer and director is a part-time employees and will devote about 10% of his time or four hours per week to our operation. Our sole officer and director does not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director. Mr. Wilson will handle our administrative duties. Because our sole officer and director is not experienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.   RISK FACTORS

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

We were incorporated on July 27, 2000, and have not realized any revenues. We were unsuccessful in located mineralized material on our first property and used all of our money on the exploration of the first property. Our operating history is one of failure. Our net loss since inception is $479,422. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

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

6. The title to our property is held in the name of our former officer, if he transfers the property to someone other than us, we will cease operations.

Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Mr. Chebountchak, our former president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly-owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

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

9. Because Mr. Wilson has other outside business activities, he will only be devoting 10% of his time, or four hours per week to our operations. As a result, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Wilson, our sole officer and director, has other outside business activities, he will only be devoting 10% of his time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Wilson. As a result, exploration of the property may be periodically interrupted or suspended.

10. If our sole officer and director resigns or dies without having found a replacement, our operations will be suspended or cease.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.     PROPERTIES

     None.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock began quotation on the Bulletin Board operated by the National Association of Securities Dealers on September 3, 2004, and is currently quoted under the symbol "ADNT." The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter since July 1, 2004. These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Fiscal Year	High Bid	Low Bid
2008
Fourth Quarter 04-1-08 to 06-30-08	$0.96	$0.16
Third Quarter 01-1-08 to 03-31-08	$0.40	$0.25
Second Quarter 10-1-07 to 12-31-07	$0.51	$0.13
First Quarter 07-1-07 to 09-30-07	$0.25	$0.18

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 04-1-07 to 6-30-07	$0.28	$0.19
Third Quarter 01-1-07 to 03-31-07	$0.28	$0.17
Second Quarter 10-1-06 to 12-31-06	$0.75	$0.15
First Quarter 07-1-06 to 09-30-06	$6.08	$0.65

All of the 14,257,650 shares of common stock outstanding as of June 30, 2008 may be resold by the shareholders subject only to compliance with the restrictions, if any, imposed by Rule 144.

At June 30, 2008, there were 26 holders of record.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL AND RESULT OF OPERATIONS.

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

In December 2006, Taras Chebountchak, our former president and a member of the board of directors acquired one mining claim containing eleven cells in British Columbia, Canada from Lloyd C. Brewer by paying Mr. Brewer $7,500. Mr. Brewer is a geologist and a non affiliated third party. No additional payments were made or are due to Mr. Brewer for his services. A claim is a grant from the Canadian Crown of the available land within the cells to the holder to remove and sell minerals. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid. The online grid is the geographical basis for the cell. Mr. Brewer is a self-employed contract staker, field worker and professional geologist residing in British Columbia.

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

The property is undeveloped raw land. Exploration will not begin until spring of 2009. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the property from Mr. Brewer, registering the property in the name of Mr. Chebountchak, and a physical examination of the property by Mr. Brewer.

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

We do not claim to have any minerals or reserves whatsoever at this time on any of the property. We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract samples of earth. Mr. Wilson, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Wilson will not receive fees for his services.

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

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
509276	Gold Ridge	March 19, 2005	November 19, 2008
509277	WGR	March 19, 2005	November 19, 2008
509278	GRN	March 19, 2005	November 19, 2008

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

To become profitable and competitive, we have to conduct exploration on the property and find mineralized material. We will be seeking equity financing to provide for the capital required to implement our research and exploration phases. On July 27, 2007 we completed our private placement. We raised $82,432 by selling 8,243,200 shares of common stock at a price of $0.01 per share to twelve shareholders. The proceeds of the offering have been used to sustain operations until the date of this Annual Report. As of the date hereof we have no additional capital to sustain operations.

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

As of June 30, 2008, our total assets were $0 and our total liabilities were $19,255.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company's financial position and results of operations from adoption of these standards is not expected to be material.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ardent Mines Limited
(an exploration stage company)

We have audited the accompanying balance sheets of Ardent Mines Limited ("Ardent Mines") as of June 30, 2008 and 20077, and the related statements of expenses, changes in stockholders' deficit, and cash flows for the years ended June 30, 2008 and 2007 and period from July 27, 2000 (Inception) through June 30, 2008. These financial statements are the responsibility of Ardent Mines' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Ardent Mines is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Ardent Mines's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardent Mines, as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

October 14, 2008

Ardent Mines Limited
(An Exploration Stage Company)
Balance Sheet

ASSETS
	6/30/2008	6/30/2007
Current Assets

Cash	$-	$47,879

Total Assets	$-	$47,879

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts Payable	$3,126	$3,835

Due to related party	16,129	16,129

Stock payable	-	82,432

Total Current Liabilities	19,255	102,396

Stockholders' Deficit

Common stock, 100,000,000 common shares authorized with a par value of $0.00001, 14,257,650 and 6,014,450 shares issued and outstanding at June 30, 2008 and June 30, 2007	142	60

Additional paid-in capital	460,025	377,675

Deficit accumulated during exploration stage	(479,422)	(432,252)

Total Stockholders' Deficit	(19,255)	(54,517)

Total Liabilities and Stockholders' Deficit	$-	$47,879

See accompanying summary of accounting policies and notes to financial statements

Ardent Mines Limited
(An Exploration Stage Company)
Statements of Expenses
Years ended June 30, 2008 and 2007, and
the Period from July 27, 2000 (Inception) Through June 30, 2008

			July 27, 2000 (Inception) through June 30, 2008
	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007

Operating expenses:
Consulting Fees	$20,184	$-	$293,232
Filing and Incorporation Fees	-	932	3,053
General and Administrative	1,557,	937	36,218
Legal & Accounting	25,429	29,640	121,502
Mining Exploration	-	7,500	14,588
Travel	-	-	9,539
Total Operating Expenses	47,170	39,009	478,132

Interest expense	-	1,290	1,290

NET LOSS	$(47,170)	$(40,299)	$(479,422)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding	13,534,958	6,014,450

See accompanying summary of accounting policies and notes to financial statements

ARDENT MINES LTD
(An Exploration Stage Company)
Statements of Changes in Stockholders' Deficit
Period from July 27, 2000 (Inception) Through June 30, 2007

				Deficit accumulated
			Additional	during
	Common Stock		Paid-in	exploration
	Shares	$	Capital	Stage	Total
Shares issued
for services	5,000,000	$50	$274,950	$-	$275,000

Net Loss	-	-	-	(288,255)	(288,255)

Balances at
June 30, 2001	5,000,000	50	274,950	(288,255)	(13,255)

Net Loss	-	-	-	(9,982)	(9,982)

Balance at
June 30, 2002	5,000,000	50	274,950	(298,237)	(23,237)

Net Loss	-	-	-	(1,719)	(1,719)

Balance at
June 30, 2003	5,000,000	50	274,950	(299,956)	(24,956)

Shares issued
for cash	1,014,450	10	101,435	-	101,445

Net Loss	-	-	-	(62,793)	(62,793)

Balance at
June 30, 2004	6,014,450	60	376,385	(362,749)	13,696

Net loss	-	-	-	(16,740)	(16,740)

Balance at
June 30, 2005	6,014,450	60	376,385	(379,489)	(3,044)

Net loss	-	-	-	(12,464)	(12,464)

Balance at
June 30, 2006	6,014,450	60	376,385	(391,953)	(15,508)

Imputed interest on related party payable	-	-	1,290	-	1,290

Net loss	-	-	-	(40,299)	(40,299)

Balance at June 30, 2007	6,014,450	$60	$377,675	$(432,252)	$(54,517)

Shares issued for cash	8,243,200	$82	$82,350	-	82,432

Net Loss	-	$-	$-	$(47,170)	$(47,170)

Balance at June 30, 2008	14,257,650	$142	$460,025	$(479,422)	$(19,255)

See accompanying summary of accounting policies and notes to financial statements

Ardent Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
Years ended June 30, 2008 and 2007, and
the Period from July 27, 2000 (Inception) Through June 30, 2008

	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007	July 27, 2000 (Inception) through June 30, 2008

Cash Flows From Operating Activities

Net loss	$(47,170)	$(40,299)	$(600,749)

Adjustments to reconcile net loss to cash used in operating activities

Imputed interest on related party payable	-	1,290	1,290
Stock issued for services	-	-	275,000

Change in:

Accounts payable and accrued expenses	(709)	3,735	4,135
-
Net Cash Used in Operating Activities	(47,879,)	(35,274)	(196,233)

Cash Flows From Financing Activities

Proceeds from sales of common stock	-	82,432	183,877
Advances from a related party	-	632	16,129

Net Cash Provided By Financing Activities	-	83,064	326,782

Net Change in Cash	(47,879)	47,790	47,879

Cash - Beginning of Period	47,879	89	-

Cash - End of Period	$-	$47,879	$47,879

Supplemental Disclosures

Interest paid	$-	$-	$ -
Income tax paid	-	-	-

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

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to June 30, 2008, Ardent Mines has incurred a loss of $479,422 and has a negative working capital of $19,255 at June 30, 2008. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

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

In December 2006, Ardent Mines acquired three mining claims, for $7,500, that comprise the Airport Gold Project which are located in the Beaverdell area of the Greenwood Mining Division in British Columbia. The expiration date of the claims is November 19, 2008. In order to maintain the claims the Company must pay a fee of CDN$100 per year, per claim. The claims are being held by the former President of the Company under a declaration of trust. Ardent Mines has expensed this cost, as there is no evidence showing proven and probable reserves. Further details are available in the Form 8-K filed with the SEC on January 7, 2007.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2008, the Company is indebted to the former President of the Company in the amount of $16,129 for payment of expenses on the Company's behalf. The amount has no terms of repayment, is unsecured, and bears no interest.

On August 11, 2008, Christopher Wilson, the Company's president and sole director, loaned Ardent Mines $14,990 to cover operating expenses. The amount has no terms of repayment, is unsecured, and bears no interest.

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

ARDENT MINES LIMITED

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

During the year ended June 30, 2007 a Registration S agreement was filed and $82,432 was raised under the terms of this agreement at June 30, 2007. The shares were issued in August 2007.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The cumulative net operating loss carry-forward is approximately $480,000 at June 30, 2008, and will expire in the years 2020 to 2028.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

June 30, 2008

Net loss before income taxes per financial statements	$47,170

Income tax rate	35%

Income tax recovery	(16,510)

Permanent differences	-

Valuation allowance change	16,510

Provision for income taxes	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at June 30, 2008 are as follows:

ARDENT MINES LIMITED

(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

 June 30,
 2008

Net operating loss carryforward

 $168,000

Valuation allowance

(168,000)

Net deferred income tax asset

$ -

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                     ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We do not employ an Audit Committee - While not being legally obligated to have an audit committee, it is the Company's Management view that such a committee, including a financial expert member, is an utmost important entity-level control over the Company's financial statements. Currently the Board of Directors consists of a sole member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities.  As a result, no effective Audit Committee can be established until the number of directors is increased and qualified members appointed.

2.      Dual Signatures of Checks- The Company's check signing authority is with its sole officer and director only.  Management feels that the lack of dual signatures on checks can increase the likelihood of misappropriation of assets given the fact that there is only on authorized signer.

3.      We did not maintain proper segregation of duties for the preparation of our financial statements - As of June 30, 2008, the majority of the preparation of financial statements was carried out by one person, who is an independent consultant to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

     a) Journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within the Company. Additionally approval of certain material transactions was not documented as approved by the Company's Board of Directors.

     b) Lack of control over preparation of financial statements, and proper application of accounting policies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Malone & Bailey, PC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of June 30, 2008.

Continuing Remediation Efforts to address deficiencies in Company's Internal Control over Financial Reporting

The Company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.

We will appoint additional personnel to assist with the preparation of the Company's financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.

Our Board of Directors will appoint a member of management to act as the secondary authorized signatory on the Company's bank account; to decrease the likelihood of misappropriation of the Company's assets.

4.

We will establish policies to ensure that all significant transactions resulting in non- standard journal entries are reviewed and approved by the Company's Board of Directors and that approval be documented in the Company's corporate records.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address

Age

Position(s)

Taras Chebountchak

35

President, Secretary, Treasurer, Chief Financial

11 Townsgate Drive, #PH 6

Officer and a member of the Board of Directors.

 Thornhill, Ontario, Canada
(resigned)

 Christopher Wilson
 9110 Irvine Center Drive
Irvine, California 92618

48

President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors.

All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Christopher Wilson has been the Company's President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors since May 27, 2008.  Mr. Wilson is currently a partner in the law firm of Wilson, Haglund & Paulsen, P.C., a general corporate and securities practice firm he founded in 2003, which is located in Irvine, California.  Prior to that time, since 2001, Mr. Wilson was general counsel for Stagecoach Properties Co. LLC.  From 1999 to 2001, Mr. Wilson was a partner and head of the Orange County corporate department in the law firm of Pillsbury Winthrop LLP, located in Costa Mesa, California.  From August 1991 to 1999 Mr. Wilson was a founding partner in the securities boutique firm of Jeffers, Wilson, Shaff & Falk LLP.

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

Audit Committee and Charter

Although we have adopted an audit committee charter, our board of directors consists of only one director and accordingly we have not created an effective audit committee. Our audit committee is comprised of all of our officers and directors. Further, none of directors are deemed independent. Our sole director also holds all of our executive officer positions. Our audit committee, when established, will be responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers during the last three completed fiscal years. Our fiscal year end is June 30.

Summary Compensation Table

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

(j)

 Name and Principal
Position [1]

Year

 Salary
($)

 Bonus
($)

 Stock
 Awards
($)

 Option
 Awards
($)

 Non-Equity
 Incentive
 Plan
 Compen-
 sation
(S)

 Change in
 Pension
 Value &
 Nonqual-
 ified
 Deferred
 Compen-
 sation
 Earnings
($)

 All
 Other
 Compen-
 sation
($)

 Totals
($)

 Taras Chebountchak
 President & Treasurer
(resigned 06/07/08)

 2008
 2007
2006

 0
 0
0

 0
 0
0

 0
 0
0

 0
 0
0

 0
 0
0

 0
 0
0

 0
 0
0

 0
 0
0

 Christopher Wilson
President and Treasurer

 2008
 2007
2006

 0
 0
0

 0
 0
0

 0
 0
0

 0
 0
0

 0
 0
0

 0
 0
0

 0
 0
0

 0
 0
0

We paid no salaries in 2006, 2007 and 2008, and we do not anticipate paying any salaries at any time in 2008. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is June 30.

Director Compensation Table

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

Name

 Fees Earned or Paid in Cash
($)

 Stock
 Awards
($)

 Option
 Awards
($)

 Non-Equity
 Incentive
 Plan
 Compensation
($)

 Change in Pension Value and Nonqualified Deferred Compensation
 Earnings
($)

 All
 Other
 Compen-
 sation
($)

 Total
($)

 Taras Chebountchak
(resigned 06/07/08)

 0

 0

 0

 0

 0

 0

 0

Christopher Wilson

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

Total

993,200

6.97%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in our control of the company.

On June 7, 2008, Mr. Taras Chebountchak resigned as our sole officer and director and Mr. Christopher Wilson was appointed president and principal executive officer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

We did not have enough funds to implement our mineral exploration program on our mining claims and we sought additional funding.  On July 27, 2007, we completed a private placement offering by issuing 8,243,200 shares and raising $82,432.  We have used these proceeds in full to sustain operations until the date of this report.

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

2008

$

12,500

Malone & Bailey, P.C., Certified Public Accountants

2007

$

12,000

Malone & Bailey, P.C., Certified Public Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008

$

Nil

Malone & Bailey, P.C., Certified Public Accountants

2007

$

Nil

Malone & Bailey, P.C., Certified Public Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008

$

Nil

Malone & Bailey, P.C., Certified Public Accountants

2007

$

Nil

Malone & Bailey, P.C., Certified Public Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008

$

Nil

Malone & Bailey, P.C., Certified Public Accountants

2007

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

ITEM 15.  EXHIBITS

The following Exhibits are incorporated herein by reference. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Incorporated by reference

Exhibit

Document Description

Form

Date

Number

Filed herewith

3.1

Articles of Incorporation

SB-2

11/30/00

3.1

3.2

Bylaws

SB-2

11/30/00

3.2

4.1

Specimen Stock Certificate

SB-2

11/30/00

4.1

10.1

Trust Agreement between Taras Chebountchak and Ardent Mines Limited

8-K

01/07/07

10.1

10.2

Consulting Agreement between Ardent Mines Limited and Natasha Lysiak, Independent Consultant

10-KSB

09/28/07

14.1

Code of Ethics

10-KSB

10/14/03

14.1

16.1

Letter from Williams & Webster, P.S., Certified Public Accountants

SB-2

03/24/03

16.1

16.2

Letter from Manning Elliott, Chartered Accountants

SB-2

03/24/03

16.2

16.3

Letter from Morgan & Company

SB-2

08/08/03

16.3

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

10-K

X

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)

10-K

X

99.2

Audit Committee Charter

10-KSB

10/14/03

99.1

99.3

Disclosure Committee Charter

10-KSB

10/14/03

99.2

99.4

Agreement and Release between Ardent Mines Limited, Taras Chebountchak and Reg Handford

8-K

12/22/04

99.1

99.5

Resignation of Reg Handford

8-K

12/22/04

99.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of October, 2008 at Irvine, California.

ARDENT MINES LIMITED

(Registrant)

BY:

CHRISTOPHER WILSON

Christopher Wilson,

President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and sole member of the Board of Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature

 Title

 Date

 CHRISTOPHER WILSON
Christopher Wilson

President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and sole member of the Board of Director

October 14, 2008

EXHIBIT INDEX

Incorporated by reference

Exhibit

Document Description

Form

Date

Number

Filed herewith

3.1

Articles of Incorporation

SB-2

11/30/00

3.1

3.2

Bylaws

SB-2

11/30/00

3.2

4.1

Specimen Stock Certificate

SB-2

11/30/00

4.1

10.1

Trust Agreement between Taras Chebountchak and Ardent Mines Limited

8-K

01/07/07

10.1

10.2

Consulting Agreement between Ardent Mines Limited and Natasha Lysiak, Independent Consultant

10-KSB

09/28/07

14.1

Code of Ethics

10-KSB

10/14/03

14.1

16.1

Letter from Williams & Webster, P.S., Certified Public Accountants

SB-2

03/24/03

16.1

16.2

Letter from Manning Elliott, Chartered Accountants

SB-2

03/24/03

16.2

16.3

Letter from Morgan & Company

SB-2

08/08/03

16.3

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

10-K

X

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)

10-K

X

99.2

Audit Committee Charter

10-KSB

10/14/03

99.1

99.3

Disclosure Committee Charter

10-KSB

10/14/03

99.2

99.4

Agreement and Release between Ardent Mines Limited, Taras Chebountchak and Reg Handford

8-K

12/22/04

99.1

99.5

Resignation of Reg Handford

8-K

12/22/04

99.2