Form 10-K/A
period 2008-06-30
ARDENT MINES LTD
filed 2008-10-15
CIK 1129018

=================================================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007	July 27, 2000 (Inception) through June 30, 2008

Cash Flows From Operating Activities

Net loss	$(47,170)	$(40,299)	$(600,749)

Adjustments to reconcile net loss to cash used in operating activities

Imputed interest on related party payable	-	1,290	1,290
Stock issued for services	-	-	275,000

Change in:

Accounts payable and accrued expenses	(709)	3,735	4,135

Net Cash Used in Operating Activities	(47,879)	(35,274)	(196,233)

Cash Flows From Financing Activities

Proceeds from sales of common stock	-	82,432	183,877
Advances from a related party	-	632	16,129

Net Cash Provided By Financing Activities	-	83,064	326,782

Net Change in Cash	(47,879)	47,790	47,879

Cash - Beginning of Period	47,879	89	-

Cash - End of Period	$-	$47,879	$47,879

Supplemental Disclosures

Interest paid	$-	$-	$ -
Income tax paid	-	-	-

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$12,500	Malone & Bailey, P.C., Certified Public Accountants
2007	$12,000	Malone & Bailey, P.C., Certified Public Accountants

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