Form 10-Q
period 2008-09-30
ARDENT MINES LTD
filed 2008-11-14
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,257,650 as of November 10, 2008

ARDENT MINES LIMITED

FORM 10-Q
September 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

September 30, 2008

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2008	2008

ASSETS

Current Assets
Cash	$1,121	$-
Total Current Assets	1,121	-
TOTAL ASSETS	$1,121	$-

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current Liabilities
Accounts payable	$686	$3,126
Due to related party	31,119	16,129
Total Current Liabilities	31,805	19,255
TOTAL LIABILITIES	31,805	19,255

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 14,257,650 shares
issued and outstanding September 30, 2008 and
June 30, 2008	142	142
Additional paid in capital	460,025	460,025
Deficit accumulated during the exploration stage	(490,851)	(479,422)

Total Stockholders' Deficit	(30,684)	(19,255)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,121	$-

(The accompanying notes are an integral part of these financial statements.)

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

	Three Months	Three Months	From July 27,
	Ended	Ended	2000 (inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

REVENUES	$-	$-	$-

Operating Expenses:
Consulting Expense	3,175	-	296,407
Filing and Incorporation Fees	-	180	3,053
General and Administrative	754	28	36,972
Legal and Accounting	7,500	1,485	129,002
Mining Exploration	-	-	14,588
Travel	-	-	9,539

TOTAL EXPENSES	$11,429	$1,693	489,561

Interest Expense	-	-	1,290

NET LOSS	$(11,429)	$(1,693)	$(490,851)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE
SHARES OUTSTANDING,
BASIC AND DILUTED	14,257,650	6,014,450

(The accompanying notes are an integral part of these financial statements.)

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(July 27, 2000)
	Three Months Ended		Through
	September 30,	September 30,	September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,429)	$(1,693)	$(490,851)
Adjustments to reconcile net loss to
cash used in operating activities:
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	-	275,000
Change in:
Accounts payable	(2,440)	(2,050)	686
NET CASH USED IN OPERATING ACTIVITIES	(13,869)	(3,743)	(213,875)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	183,877
Advances from related party	14,990	-	31,119
NET CASH PROVIDED BY FINANCING
ACTIVITIES	14,990	-	214,996

NET CHANGE IN CASH	1,121	(3,743)	1,121
CASH AT BEGINNING OF PERIOD	-	47,879	-

CASH AT END OF PERIOD	$1,121	$44,136	$1,121

Supplemental Disclosures

Interest Paid	$-	$-	$-
Income tax Paid	-	-	-

(The accompanying notes are an integral part of these financial statements.)

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent's Annual Report filed with the SEC on Form 10−K. In the opinion of management, all adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10−K have been omitted.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to September 30, 2008, Ardent Mines, Ltd has incurred a loss of $490,851 and has a working capital deficit of $30,684 at September 30, 2008. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2008, the Company is indebted to the former President of the Company in the amount of $16,129 for payment of expenses on the Company's behalf. The amount has no terms of repayment, is unsecured, and bears no interest.

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

    Our auditors have issued a going concern opinion as filed in our annual report for 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business.

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

    We estimate the cost of drilling will be $20 per foot drilled. We intend to drill approximately 1,000 linear feet or 10 holes to depth of 100 feet. We estimate that it will take one month to drill 10 holes to a depth of 100 feet each. We will pay a consultant $5,000 for his services to supervise the exploration. The total cost for analyzing the core samples will be $3,000. We will begin exploration in the spring of 2009, weather permitting.

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

Results of Operations

From Inception on July 27, 2000 to September 30, 2008

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

    As of September 30, 2008, our total assets were $1,121 and our total liabilities were $31,805.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

Changes in Internal Controls

    We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

    Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.     OTHER INFORMATION.

    None.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of November, 2008 at Irvine, California.

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