Form 10-Q
period 2008-12-31
ARDENT MINES LTD
filed 2009-02-20
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50994

ARDENT MINES LIMITED
(Exact name of Registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation)

Tuuletee 18, Tabasalu PK
Harjumaa
Estonia 76901
(Address of principal executive offices)

44-20-7993-6505
(Registrant's telephone number, including area code)

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
YES [X] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,257,650 as of February 18, 2009.

ARDENT MINES LIMITED

FORM 10-Q
December 31, 2008
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

December 31, 2008

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2008	2008

ASSETS

Current Assets
Cash	$1,073	$-
Total Current Assets	1,073	-
TOTAL ASSETS	$1,073	$-

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current Liabilities
Accounts payable	$9,449	$3,126
Due to related party	31,119	16,129
Total Current Liabilities	40,568	19,255
TOTAL LIABILITIES	40,568	19,255

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 14,257,650 shares
issued and outstanding December 31, 2008 and
June 30, 2008	142	142
Additional paid in capital	460,025	460,025
Deficit accumulated during the exploration stage	(499,662)	(479,422)

Total Stockholders' Deficit	(39,495)	(19,255)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,073	$-

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception
					(July 27, 2000)
	Three Months Ended		Six Months Ended		Through
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008

Operating Expenses:
Consulting Expense	5,910	2,385	9,085	2,385	302,317
Filing and Incorporation Fees	-	-	-	180	3,053
General & Administrative	98	1,837	852	1,865	37,070
Legal & Accounting	2,803	25,838	10,303	27,323	131,805
Mining Exploration	-	-	-	-	14,588
Travel	-	-	-	-	9,539

Total Operating Expenses	8,811	30,060	20,240	31,753	498,372

Interest expense	-	-	-	-	1,290

Net loss	$(8,811)	$(30,060)	$(20,240)	$(31,753)	$(499,662)

Net loss per share
Basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average
shares outstanding- Basic and diluted	14,257,650	14,257,650	14,257,650	14,257,650

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(July 27, 2000)
	Six Months Ended		Through
	December 31,	December 31,	December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,240)	$(31,753)	$(499,662)
Adjustments to reconcile net loss to
cash used in operating activities:
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	-	275,000
Change in:
Accounts payable & accrued liabilities	6,323	7,950	9,449
NET CASH USED IN OPERATING ACTIVITIES	(13,917)	(23,803)	(213,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	183,877
Advances from related party	14,990	-	31,119
NET CASH PROVIDED BY FINANCING
ACTIVITIES	14,990	-	214,996

NET CHANGE IN CASH	1,073	(23,803)	1,073
CASH AT BEGINNING OF PERIOD	-	47,879	-

CASH AT END OF PERIOD	$1,073	$24,076	$1,073

Supplemental Disclosures

Interest Paid	$-	$-	$-
Income tax Paid	$-	$-	$-

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent's Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2008. In the opinion of management, all adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to December 31, 2008, Ardent Mines, Ltd has incurred a loss of $499,662 and has a working capital deficit of $39,495 at December 31, 2008. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2008, the Company is indebted to Taras Chebountchak, former President of the Company in the amount of $16,129 for payment of expenses on the Company's behalf. The amount has no terms of repayment, is unsecured, and bears no interest.

As of December 31, 2008, the Company is indebted to Christopher Wilson, the former President of the Company in the amount of $14,990 for payment of expenses on the Company's behalf. The amount has no terms of repayment, is unsecured, and bears no interest.

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SUBSEQUENT EVENTS

On January 30, 2008, Christopher Wilson paid expenses on the Company's behalf in the sum of $4,000 for accounting fees. The amount has no terms of repayment, is unsecured, and bears no interest.

On February 12, 2009, Mr. Urmas Turu was appointed to our board of directors.

On February 12, 2009, Mr. Christopher A. Wilson resigned as an officer and director. His resignation was not the result of any disagreements with us on any matters relating to our operations, policies and practices.

On February 12, 2009, Mr. Urmas Turu was appointed president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer.

On February 12, 2009, Urmas Turu, our sole officer and director, purchased 625,000 shares from four shareholders for $1,250 each, totaling $5,000. After the transaction was completed, Mr. Turu owns 2,500,000 shares of our common stock which is equal to 5.7% of our issued and outstanding common stock. The shares of common stock were purchased using personal funds.

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

    Our auditors have issued a going concern opinion as filed in our annual report for the year ended June 30, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business.

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

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
509276	Gold Ridge	March 19, 2005	March 15, 2009
509277	WGR	March 19, 2005	March 15, 2009
509278	GRN	March 19, 2005	March 15, 2009

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

Results of Operations

From Inception on July 27, 2000 to December 31, 2008

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

    We issued 8,243,200 shares related to a private placement for a total of $82,432 on August, 2, 2007. The shares were issued pursuant to Regulation S of the Securities Act of 1933 to eleven investors.

    As of December 31, 2008, our total assets were $1,073 and our total liabilities were $40,568.

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

Changes in Internal Controls

    We have also evaluated our internal control for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

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

    None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.     OTHER INFORMATION.

    On February 12, 2009, Mr. Christopher A. Wilson resigned as an officer and director. His resignation was not the result of any disagreements with us on any matters relating to our operations, policies and practices. On the same day, Mr. Urmas Turu was appointed president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer and sole director. This event was reported on Form 8-K on February 13, 2008.

    On February 12, 2009, Urmas Turu, our sole officer and director, purchased 625,000 shares from four shareholders for $1,250 each, totaling $5,000. After the transaction was completed, Mr. Turu owns 2,500,000 shares of our common stock which is equal to 5.7% of our issued and outstanding common stock. The shares of common stock were purchased using personal funds. This event was reported on Form 8-K on February 13, 2008.

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of February, 2009 at Irvine, California.

ARDENT MINES LIMITED
(Registrant)

BY:	URMAS TURU
Urmas Turu,
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and sole member of the Board of Director

EXHIBIT INDEX
Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.