Form 10-Q
period 2009-03-31
ARDENT MINES LTD
filed 2009-05-15
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,257,650 as of May 15, 2009.

ARDENT MINES LIMITED

FORM 10-Q
March 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

March 31, 2009

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2009	2008

ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current Liabilities
Accounts payable	$42,466	$19,255
Total Current Liabilities	42,466	19,255
TOTAL LIABILITIES	42,466	19,255

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 14,257,650 shares
issued and outstanding March 31, 2009 and
June 30, 2008	142	142
Additional paid in capital	460,025	460,025
Deficit accumulated during the exploration stage	(502,633)	(479,422)

Total Stockholders' Deficit	(42,466)	(19,255)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception
					(July 27, 2000)
	Three Months Ended		Nine Months Ended		Through
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

Operating Expenses:
Consulting Expense	710	1,920	9,795	4,305	303,027
Filing and Incorporation Fees	-	-	-	180	3,053
General & Administrative	61	170	913	2,035	37,131
Legal & Accounting	2,200	950	12,503	28,273	134,005
Mining Exploration	-	-	-	-	14,588
Travel	-	-	-	-	9,539

Total Operating Expenses	2,971	3,040	23,211	34,793	501,343

Interest expense	-	-	-	-	1,290

Net loss	$(2,971)	$(3,040)	$(23,211)	$(34,793)	$(502,633)

Net loss per share
Basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average
shares outstanding- Basic and diluted	14,257,650	14,257,650	14,257,650	14,257,650

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(July 27, 2000)
	Nine Months Ended		Through
	March 31,	March 31,	March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,211)	$(34,793)	$(502,633)
Adjustments to reconcile net loss to
cash used in operating activities:
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	-	275,000
Change in:
Accounts payable & accrued liabilities	4,186	(3,535)	7,312
NET CASH USED IN OPERATING ACTIVITIES	(19,025)	(38,328)	(219,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	183,877
Advances from related party	19,025	-	35,154
NET CASH PROVIDED BY FINANCING
ACTIVITIES	19,025	-	219,031

NET CHANGE IN CASH	-	(38,328)	-
CASH AT BEGINNING OF PERIOD	-	47,879	-

CASH AT END OF PERIOD	$-	$9,551	$-

Supplemental Disclosures

Interest Paid	$-	$-	$-
Income tax Paid	$-	$-	$-

Non-Cash Transaction	$-	$82,432	$82,432
Issuance of Stock Payable

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

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to March 31, 2009, Ardent Mines, Ltd has incurred a loss of $502,633 and has a working capital deficit of $42,466 at March 31, 2009. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - RECLASSIFICATION

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.  These reclassifications have no impact on previously reported results of operations or stockholders' equity.

NOTE 4 - SUBSEQUENT EVENTS

On April 30, 2009, the Company decided not to renew the Gold Ridge or WGR claims due to a lack of capital. The Company instead plans to solely focus on developing the GRN claim.

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

Property

    The property lies one mile north of the town of Beaverdell and approximately 180 miles east of Vancouver, British Columbia. The property is located at the southern flank of King Solomon Mountain, within the Kettle River Valley on the nose of an outcrop ridge that is formed at the junction of Beaverdell Creek with the West Kettle River. The following is a list of tenure number, cell, date of recording and expiration date of the cell:

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
509278	GRN	March 19, 2005	June 5, 2009

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

    On April 30, 2009, the Company decided not to renew the Gold Ridge or WGR claims due to a lack of capital. The Company instead plans to solely focus on developing the GRN claim.

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

Results of Operations

From Inception on July 27, 2000 to March 31, 2009

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

    On April 30, 2009, the Company decided not to renew the Gold Ridge or WGR claims due to a lack of capital. The Company instead plans to solely focus on developing the GRN claim.

    Our loss for the period ended March 31, 2009, is $2,971 compared to $3,040 for the same period ending 2008. The decrease of $69 was realized due to a decrease in operational and administrative expenses.

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

    As of March 31, 2009, our total assets were $-0- and our total liabilities were $42,466.

    From July 27, 2000 (date of inception) to March 31, 2009, Ardent Mines, Ltd has incurred a loss of $502,633 and has a working capital deficit of $42,466 at March 31, 2009. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of May, 2009 at Harjumaa, Estonia.

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