Form 10-K
period 2009-06-30
ARDENT MINES LTD
filed 2009-10-06
CIK 1129018

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - June 30, 2009

Commission file number 000-50994

ARDENT MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0471870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Tuuletee 18, Tabasalu PK
Harjumaa
Estonia 76901
(Address of principal executive offices, including zip code.)

44-20-7993-6505
 (telephone number, including area code)

Securities pursuant to section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00001 Par Value (and rights attached thereto)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]
&nbps;
&nbps;

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
Yes [ X ] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009 $3,500,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,257,650 as of October 6, 2009.

Number of the registrant's Common Stock outstanding as of October 6, 2009: 14,257,650.

DOCUMENTS INCORPORATED BY REFERENCE

See Exhibit Index.

PART I

ITEM 1.     BUSINESS

General

    We were incorporated in the State of Nevada on July 27, 2000. We were engaged in the acquisition and exploration of mining properties. Our exploration target is to find an ore body containing gold.

    We maintain our statutory registered agent's office at Nevada Corporate Headquarter, 101 Convention Center Drive, Suite 700 Las Vegas, Nevada 89109 and our business office is located at Tuuletee 18, Tabasalu PK, Harjumaa, Estonia 76901. This is our mailing address as well. Our telephone number is 44-20-7993-6505. Urmas Turu, our president, supplies this office space on a rent-free basis.

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

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
509278	GRN	March 19, 2006	October 15, 2009

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
585638
82E.045
509278
509276
577208
525610
564402
585637
509277
560824
BC88078 193
350992
560826
585648
577387
564403
338911
TAILINGS
568606
216308
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

    We estimate the cost of drilling will be $20 per foot drilled. We intend to drill approximately 1,000 linear feet or 10 holes to depth of 100 feet. We estimate that it will take one month to drill 10 holes to a depth of 100 feet each. We will pay a consultant for his services to supervise the exploration. The total cost for analyzing the core samples will be $3,000. We expect to begin exploration in the spring of 2010.

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

Employees and Employment Agreements

    At present, we have no full-time employees. Our sole officer and director is a part-time employee and devotes about 10% of his time or four hours per week to our operation. Our sole officer and director, does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director. Mr. Turu will handle our administrative duties. Because our sole officer and director is not experienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

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

    We were incorporated on July 27, 2000, and have not realized any revenues. We were unsuccessful in located mineralized material on our first property and used all of our money on the exploration of the first property. Our operating history is one of failure. Our net loss since inception is approximately $506,000. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

    9. Because Mr. Turu has other outside business activities, he will only be devoting 10% of his time, or four hours per week to our operations. As a result, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

    Because Mr. Turu, our sole officer and director, has other outside business activities, he will only be devoting 10% of his time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Turu. As a result, exploration of the property may be periodically interrupted or suspended.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.     PROPERTIES

    Our business office is located at Tuuletee 18, Tabasalu PK, Harjumaa, Estonia 76901.

ITEM 3.     LEGAL PROCEEDINGS

    We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Fiscal Year	High Bid	Low Bid
2009
Fourth Quarter 04-1-09 to 06-30-09.08		.08
Third Quarter 01-1-09 to 03-31-09.12		.08
Second Quarter 10-1-08 to 12-31-08.30		.12
First Quarter 07-1-08 to 09-30-08.80		.15

Fiscal Year	High Bid	Low Bid
2008
Fourth Quarter 04-1-08 to 6-30-08	$.96	$.16
Third Quarter 01-1-08 to 03-31-08	$.40	$.20
Second Quarter 10-1-07 to 12-31-07	$.51	$.13
First Quarter 07-1-07 to 09-30-07	$.25	$.18

    All of the 14,257,650 shares of common stock outstanding as of June 30, 2009 may be resold by the shareholders subject only to compliance with the restrictions, if any, imposed by Rule 144.

    At June 30, 2009, there were 26 holders of record.

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

    We do not claim to have any minerals or reserves whatsoever at this time on any of the property. We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract samples of earth. Mr. Turu, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Turu will not receive fees for his services.

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

    We estimate the cost of drilling will be $20 per foot drilled. We intend to drill approximately 1,000 linear feet or 10 holes to depth of 100 feet. We estimate that it will take one month to drill 10 holes to a depth of 100 feet each. We will pay a consultant $5,000 for his services to supervise the exploration. The total cost for analyzing the core samples will be $3,000. We will begin exploration in the Spring of 2010, weather permitting.

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

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
509278	GRN	March 19, 2005	October 15, 2009

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

Results of Operations

From Inception on July 27, 2000 to June 30, 2009

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

    As of June 30, 2009, our total assets were $494 and our total liabilities were $45,909.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ardent Mines Limited
(An exploration stage company)

We have audited the accompanying balance sheets of Ardent Mines Limited ("Ardent Mines") as of June 30, 2009 and 2008, and the related statements of expenses, changes in stockholders' deficit, and cash flows for the years ended June 30, 2009 and 2008 and for the period from July 27, 2000 (inception) through June 30, 2009. These financial statements are the responsibility of Ardent Mines' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Ardent Mines is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Ardent Mines's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardent Mines as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from July 27, 2000 (inception) through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

October 6, 2009

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	June 30, 2009	June 30, 2008
Current Assets

Cash	$494	$-

Total Assets	$494	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$45,409	$3,126

Due to related party	500	16,129

Total Current Liabilities	45,909	19,255

STOCKHOLDERS' DEFICIT

Common stock, $0.00001 par value, 100,000,000 shares authorized, 14,257,650 shares issued and outstanding	142	142

Additional paid-in capital	460,025	460,025

Deficit accumulated during exploration stage	(505,582)	(479,422)

Total Stockholders' Deficit	(45,415)	(19,255)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$494	$-

See accompanying notes to financial statements

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008	From July 27, 2000 (inception) through June 30, 2009

Operating expenses:
Consulting fees	$9,795	$20,184	$303,027
Filing and incorporation fees	-	-	3,053
Other general and administrative	1,362	1,557	37,580
Legal and accounting	15,003	25,429	136,505
Mining exploration	-	-	14,588
Travel	-	-	9,539
Total operating expenses	26,160	47,170	504,292

Interest expense	-	-	1,290

NET LOSS	$(26,160)	$(47,170)	$(505,582)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	14,257,650	13,534,958

See accompanying notes to financial statements

ARDENT MINES LTD
 (An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the period from July 27, 2000 (Inception) Through June 30, 2009

				Deficit accumulated
			Additional	during
	Common Stock		Paid-in	exploration
	Shares	$	Capital	Stage	Total
Shares issued
for services	5,000,000	$50	$274,950	$-	$275,000

Net Loss	-	-	-	(288,255)	(288,255)

Balances at
June 30, 2001	5,000,000	50	274,950	(288,255)	(13,255)

Net Loss	-	-	-	(9,982)	(9,982)

Balance at
June 30, 2002	5,000,000	50	274,950	(298,237)	(23,237)

Net Loss	-	-	-	(1,719)	(1,719)

Balance at
June 30, 2003	5,000,000	50	274,950	(299,956)	(24,956)

Shares issued
for cash	1,014,450	10	101,435	-	101,445

Net Loss	-	-	-	(62,793)	(62,793)

Balance at
June 30, 2004	6,014,450	60	376,385	(362,749)	13,696

Net loss	-	-	-	(16,740)	(16,740)

Balance at
June 30, 2005	6,014,450	60	376,385	(379,489)	(3,044)

Net loss	-	-	-	(12,464)	(12,464)

Balance at
June 30, 2006	6,014,450	60	376,385	(391,953)	(15,508)

Imputed interest on related party payable	-	-	1,290	-	1,290

Net loss	-	-	-	(40,299)	(40,299)

Balance at June 30, 2007	6,014,450	60	377,675	(432,252)	(54,517)

Shares issued for cash	8,243,200	82	82,350	-	82,432

Net loss	-	-	-	(47,170)	(47,170)

Balance at June 30, 2008	14,257,650	142	460,025	(479,422)	(19,255)

Net loss	-	-	-	(26,160)	(26,160)

Balance at
June 30, 2009	14,257,650	$142	$460,025	$(505,582)	$(45,415)

See accompanying notes to financial statements

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008	From July 27, 2000 (inception) through June 30, 2009

Cash Flows From Operating Activities

Net loss	$(26,160)	$(47,170)	$(505,582)

Adjustments to reconcile net loss to cash used in operating activities

Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	-	275,000

Change in accounts payable	26,154	(709)	29,280

Net Cash Used in Operating Activities	(6)	(47,879)	(200,12)

Cash Flows From Financing Activities

Proceeds from sales of common stock	-	-	183,877
Advances from a related party	500	-	16,629

Net Cash Provided By Financing Activities	500	-	200,506

Net Change in Cash	494	(47,879)	494

Cash - Beginning of Period	-	47,879	-

Cash - End of Period	$494	$-	$494

Supplemental Disclosures

Interest paid	$-	$-	$-
Income tax paid	-	-	-

See accompanying notes to financial statements

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

ARDENT MINES LIMITED
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncement. In May 2009, the FASB issued SFAS No. 165, Subsequent Events. FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which any entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and applies prospectively. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of Ardent Mines. Ardent Mines evaluated all events and transactions after June 30, 2009 up through October 6, 2009, the date these financial statements were issued. During this period, Ardent Mines did not have any material recognizable subsequent events. However, Ardent Mines did have a nonrecognizable subsequent event related to advances received from its president (see also Note 4).

Ardent Mines does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to June 30, 2009, Ardent Mines has incurred a loss of $505,582 and has a negative working capital of $45,415 at June 30, 2009. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - MINERAL PROPERTIES

In September 2000, Ardent Mines acquired eight mining claims in the Greenwood Mining Division, British Columbia, Canada.

In August 2004, Ardent Mines acquired two additional mining claims in the Greenwood Mining Division, British Columbia, Canada.

Payments of these claims were paid by the shareholders and repaid by Ardent Mines in the form of stock. Ardent Mines has expensed this cost, as there is no evidence showing proven and probable reserves.

The claims expired on August 27, 2005 and were subject to a renewal fee of $100 per year per claim.

ARDENT MINES LIMITED
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In December 2006, Ardent Mines acquired three mining claims for $7,500 which are located in the Beaverdell area of the Greenwood Mining Division in British Columbia. The expiration date of the claims is October 15, 2009. In order to maintain the claims the Company must pay a fee of CDN$100 per year, per claim. The claims are being held by the former President of the Company under a declaration of trust. Ardent Mines has expensed this cost, as there is no evidence showing proven and probable reserves.

On April 30, 2009, the Company decided not to renew the Gold Ridge or WGR claims due to a lack of capital. The Company instead plans to solely focus on developing the GRN claim.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2009, Ardent Mines has a payable to Urmas Turu, president for $500 that was used for payment of expenses on behalf of the Company. The amount has no terms of repayment, is unsecured, and bears no interest. Ardent Mines also leases its business office from Mr. Turu for free.

As of June 30, 2009, Christopher Wilson, the Company's former president, loaned Ardent Mines $19,025 to cover operating expenses. As of June 30, 2009, this amount is reported as part of accounts payable since Christopher Wilson is no longer considered a related party.

As of June 30, 2008, the Company is indebted to its former president, Taras Chebountchak, in the amount of $16,129 for payment of expenses on the Company's behalf. The amount has no terms of repayment, is unsecured, and bears no interest. As of June 30, 2009, this amount is reported as part of accounts payable since Taras Chebountchak is no longer considered a related party.

On August 11, 2009, Urmas Turu, the Company's president, loaned Ardent Mines $5,490 to cover operating expenses. The amount has no terms of repayment, is unsecured, and bears no interest.

NOTE 5 - COMMON STOCK

A chronological history of Ardent Mines' stock transactions is as follows:

July 27, 2000 - Ardent Mines incorporated in Nevada. Ardent Mines is authorized to issue 100,000,000 shares of its $0.00001 par value common stock.

August 1, 2000 - Ardent Mines issued 2,500,000 shares of common stock to each of Ardent Mines' President and Secretary and Treasurer for services rendered. This was accounted for as compensation of $273,048 and advances and reimbursement expenses of $1,952.

February 8, 2002 - The former President of Ardent Mines sold his 2,500,000 shares to the new President and Chief Executive Officer of Ardent Mines.

ARDENT MINES LIMITED
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

For the year ended June 30, 2004, Ardent Mines issued 1,014,450 shares of common stock at $0.10 per share pursuant to an SB-2 Registration Statement.

During the year ended June 30, 2007 a Registration S agreement was filed and $82,432 was raised under the terms of this agreement at June 30, 2007. The shares were issued in August 2007.

On February 12, 2009, Urmas Turu, Ardent Mine's sole officer and director, purchased 625,000 shares from four shareholders for $1,250. After the transaction was completed, Mr. Turu owned 2,500,000 shares of the Company's common stock which is equal to 17.5% of the issued and outstanding common stock.

NOTE 7 - INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	June 30, 2009	June 30, 2008

Net loss before income taxes per financial statements	$26,160	$47,170

Income tax rate	35%	35%

Income tax recovery	(9,156)	(16,510)

Permanent differences	-	-

Valuation allowance change	9,156	16,510

Provision for income taxes	$-	$-

The significant components of deferred income tax assets at June 30, 2009 are as follows:

	June 30, 2009	June 30, 2008

Net operating loss carryforward	$177,100	$168,000
Valuation allowance	(177,100)	(168,000)

Net deferred income tax asset	$-	$-

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

The cumulative net operating loss carry-forward is approximately $506,000 at June 30, 2009, and will expire in the years 2021 to 2029.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

    3.      We did not maintain proper segregation of duties for the preparation of our financial statements - As of June 30, 2009, the majority of the preparation of financial statements was carried out by one person, who is an independent consultant to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

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

    As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control-Integrated Framework issued by COSO.

    Malone & Bailey, PC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of June 30, 2009.

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

ITEM 9B.     OTHER INFORMATION

    None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address	Age	Position(s)
Christopher Wilson 9110 Irvine Center Drive Irvine, California 92618	48	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and sole member of the Board of Directors.
(resigned)

Urmas Turu	49	President, Chief Executive Officer, Secretary,
Tuuletee 18		Treasurer, Chief Financial Officer and sole
Tabasalu PK		member of the Board of Directors.
Harjumaa, Estonia 76901

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

    Since 2004, Mr. Turu has been an investor in real estate, hospitality industry and public equities. Mr. Turu was then appointed our president, principal executive officer, secretary, treasurer, principal financial officer, and principal accounting officer.

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

    Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2009 fiscal year our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation (S)	Change in Pension Value & Nonqual- ified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Totals ($)
Christopher Wilson President and Treasurer (resigned 02/12/09)	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Urmas Turu President and Treasurer	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

    We paid no salaries in 2007, 2008 and 2009, and we do not anticipate paying any salaries at any time in 2009. We will not begin paying salaries until we have adequate funds to do so.

    The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is June 30.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Christopher Wilson (resigned 02/12/09)	0	0	0	0	0	0	0
Urmas Turu	0	0	0	0	0	0	0

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

    The following table sets forth, as of October 6, 2009, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name and Address	Number of	Percentage of
Beneficial Ownership [1][2]	Shares	Ownership
Urmas Turu Tuuletee 18, Tabasalu PK, Harjumaa, Estonia 76901	2,500,000	17.5%

Corporate Resource Group, Inc.	993,200	6.97%
124A 1030 Denman Street
Vancouver, British Columbia
Canada V6G 2M6

Total	3,493,200	24.47%

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

    Since 2004, Mr. Turu has been an investor in real estate, hospitality industry and public equities. Mr. Turu was then appointed our president, principal executive officer, secretary, treasurer, principal financial officer, and principal accounting officer.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In August 2000, we issued a total of 2,500,000 shares of restricted common stock to Reid Anderson, our former president and a member of the board of directors and 2,500,000 shares of restricted common stock to Taras Chebountchak, an officer and director of our company at the time. This was accounted for as a compensation expense of $273,048 and advances and reimbursement expenses of $1,952. On February 8, 2002, Mr. Anderson transferred his shares to Reg Handford, our former president and a member of the board of directors. On December 13, 2004, Reg Handford, the owner of 2,500,000 shares of common stock, transferred the same to Taras Chebountchak in consideration of US $12,500. Prior the exchange, there were 6,014,450 shares of common stock outstanding and Mr. Handford and Mr. Chebountchak each owned a total of 2,500,000 shares of common stock or 41.57% of the total shares of common stock outstanding. After Mr. Handford transferred his shares to Mr. Chebountchak, Mr. Handford owned no shares and Mr. Chebountchak owned 5,000,000 shares of our common stock or 83.13% of the total outstanding shares. On December 16, 2004, Mr. Handford resigned as an officer and director and Mr. Chebountchak was appointed president and principal executive officer of the Company.

    Mr. Anderson also caused our property, comprised of eight claims, to be staked at a cost of $1,282. The claims were staked by James Thom for $1,282. The terms of the transaction with Mr. Thom were at arm's length and Mr. Thom was not an affiliate.

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

    On February 12, 2009, Urmas Turu, our sole officer and director, purchased 625,000 shares from four shareholders for $1,250, totaling $5,000. After the transaction was completed, Mr. Turu owns 2,500,000 shares of our common stock which is equal to 17.5% of our issued and outstanding common stock. The shares of common stock were purchased using personal funds.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

    The aggregate fees billed for the two most recently completed fiscal periods ended June 30, 2009 and June 30, 2008 for professional services rendered by Malone & Bailey, PC, registered public accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2009	Year Ended June 30, 2008
Audit Fees	$11,500	$12,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,500	$12,500

    In the above table, "audit fees" are fees billed by our company's external auditor for services provided in auditing our company's annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various in arrears filing earlier in 2009. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

    We do not have an independent audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

    The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 6th day of October, 2009 at Harjumaa, Estonia.

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

Signature	Title	Date
URMAS TURU Urmas Turu	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and sole member of the Board of Director	October 6, 2009

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	SB-2	11/30/00	3.1
3.2	Bylaws	SB-2	11/30/00	3.2
4.1	Specimen Stock Certificate	SB-2	11/30/00	4.1
10.1	Trust Agreement between Taras Chebountchak and Ardent Mines Limited	8-K	01/07/07	10.1
10.2	Consulting Agreement between Ardent Mines Limited and Natasha Lysiak, Independent Consultant	10-KSB	09/28/07
14.1	Code of Ethics	10-KSB	10/14/03	14.1
16.1	Letter from Williams & Webster, P.S., Certified Public Accountants	SB-2	03/24/03	16.1
16.2	Letter from Manning Elliott, Chartered Accountants	SB-2	03/24/03	16.2
16.3	Letter from Morgan & Company	SB-2	08/08/03	16.3
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended	10-K			X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)	10-K			X
99.2	Audit Committee Charter	10-KSB	10/14/03	99.1
99.3	Disclosure Committee Charter	10-KSB	10/14/03	99.2
99.4	Agreement and Release between Ardent Mines Limited, Taras Chebountchak and Reg Handford	8-K	12/22/04	99.1
99.5	Resignation of Reg Handford	8-K	12/22/04	99.2