Form 10-Q
period 2009-09-30
ARDENT MINES LTD
filed 2009-11-13
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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
Yes [   ]     No [   ]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,257,650 as of November 12, 2009.

ARDENT MINES LIMITED

FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

September 30, 2009

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2009	2009

ASSETS

Current Assets
Cash	$680	$494
TOTAL ASSETS	$680	$494

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current Liabilities
Accounts payable	$49,794	$45,409
Related party advances	5,990	500

TOTAL LIABILITIES	55,784	45,909

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 14,257,650 shares
issued and outstanding	142	142
Additional paid in capital	460,025	460,025
Deficit accumulated during the exploration stage	(515,271)	(505,582)

Total Stockholders' Deficit	(55,104)	(45,415)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$680	$494

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
	(Unaudited)

			Inception (July 27, 2000) Through September 30, 2009
	Three Month Ended September 30, 2009	Three Month Ended September 30, 2008

Operating Expenses
Consulting expense	$4,385	$3,175	$307,412
Filing and incorporation fees	-	-	3,053
General & administrative	35	754	37,615
Legal & accounting	5,000	7,500	141,505
Mining exploration	-	-	14,588
Travel	269	-	9,808

Total Operating Expenses	9,689	11,429	513,981

Interest expense	-	-	1,290

NET LOSS	$(9,689)	$(11,429)	$(515,271)

NET LOSS PER COMMON SHARE- BASIC AND DILUTED	$(0.00)	$(0.00)	N/A

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	14,257,650	14,257,650	N/A

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(July 27, 2000)
	Three Months Ended		Through
	September 30,	September 30,	September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,689)	$(11,429)	$(515,271)
Adjustments to reconcile net loss to
cash used in operating activities:
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	-	275,000
Change in:
Accounts payable & accrued liabilities	4,385	(2,440)	49,794
NET CASH USED IN OPERATING ACTIVITIES	(5,304)	(13,869)	(189,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	183,877
Advances from related party	5,490	14,990	5,990
NET CASH PROVIDED BY FINANCING
ACTIVITIES	5,490	14,990	189,867

NET CHANGE IN CASH	186	1,121	680
CASH AT BEGINNING OF PERIOD	494	-	-

CASH AT END OF PERIOD	$680	$1,121	$680

Supplemental Disclosures

Interest Paid	$-	$-	$-
Income tax Paid	$-	$-	$-

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent's Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2009. In the opinion of management, all adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

Reclassifications

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.  These reclassifications have no impact on previously reported results of operations or stockholders' equity.

Recently Issued Accounting Pronouncements

Effective this quarter, the Company implemented ASC No. 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 12, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events. However, the Company did have nonrecognizable subsequent events as disclosed in Footnote 4.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to September 30, 2009, Ardent Mines, Ltd has incurred an accumulated deficits of $515,271 and has a working capital deficit of $55,104 at September 30, 2009. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2009 Ardent Mines received an additional $5,490 in advances from the Company's president, Urmas Turu. The total amount as of September 30, 2009 is $5,990 has no terms of repayment, is unsecured and bears no interest.

NOTE 4 - SUBSEQUENT EVENTS

On November 5, 2009, the Company's president Urmas Turu made an additional loan to the Company in the amount of $2,500 to cover the accounting fees associated with filing this report.

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

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
509278	GRN	March 19, 2005	December 15, 2009

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

Results of Operations

From Inception on July 27, 2000 to September 30, 2009

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

    As of September 30, 2009, our total assets were $680 and our total liabilities were $55,784.

    From July 27, 2000 (date of inception) to September 30, 2009, Ardent Mines, Ltd has incurred an accumulated deficit of $515,271 and has a working capital deficit of $55,104 at September 30, 2009. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were ineffective as of the end of the period covered by this report.

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

    None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.     OTHER INFORMATION.

    None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

    The following documents are included herein:

Exhibit No.	Document Description
(a)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

(b)     Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2009 at Harjumaa, Estonia.

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