Form 10-Q
period 2009-12-31
ARDENT MINES LTD
filed 2010-02-08
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,257,650 as of February 8, 2010.

ARDENT MINES LIMITED

FORM 10-Q
December 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

December 31, 2009

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2009	2009

ASSETS

Current Assets
Cash	$140	$494
TOTAL ASSETS	$140	$494

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current Liabilities
Accounts payable	$54,719	$45,409
Related party advances	8,490	500

TOTAL LIABILITIES	63,209	45,909

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 14,257,650 shares
issued and outstanding	142	142
Additional paid in capital	460,025	460,025
Deficit accumulated during the exploration stage	(523,236)	(505,582)

Total Stockholders' Deficit	(63,069)	(45,415)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$140	$494

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception
					(July 27, 2000)
	Three Months Ended		Six Months Ended		Through
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009

Operating Expenses:
Consulting Expense	2,930	5,910	7,315	9,085	310,342
Filing and Incorporation Fees	-	-	-	-	3,053
Other General & Administrative	35	98	339	852	37,650
Legal & Accounting	5,000	2,803	10,000	10,303	146,505
Mining Exploration	-	-	-	-	14,588
Travel	-	-	-	-	9,808

Total Operating Expenses	7,965	8,811	17,654	20,240	521,946

Interest expense	-	-	-	-	1,290

Net loss	$(7,965)	$(8,811)	$(17,654)	$(20,240)	$(523,236)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted average
shares outstanding- Basic and diluted	14,257,650	14,257,650	14,257,650	14,257,650	N/A

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(July 27, 2000)
		Six Months Ended	Through
	September 30,	September 30,	September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,654)	$(20,240)	$(523,236)
Adjustments to reconcile net loss to
cash used in operating activities:
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	-	275,000
Change in:
Accounts payable & accrued liabilities	9,310	6,323	54,719
NET CASH USED IN OPERATING ACTIVITIES	(8,344)	(13,917)	(192,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	183,877
Advances from related party	7,990	14,990	8,490
NET CASH PROVIDED BY FINANCING
ACTIVITIES	7,990	14,990	192,367

NET CHANGE IN CASH	(354)	1,073	140

CASH AT BEGINNING OF PERIOD	494	-	-

CASH AT END OF PERIOD	$140	$1,073	$140

Supplemental Disclosures

Interest Paid	$-	$-	$-
Income tax Paid	$-	$-	$-

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

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to December 31, 2009, Ardent Mines, Ltd has incurred an accumulated deficit and has a working capital deficit at December 31, 2009. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 2009 Ardent Mines received an additional $7,990 in advances from the Company's president, Urmas Turu. The total amount as of December 31, 2009 is $8,490 has no terms of repayment, is unsecured and bears no interest.

NOTE 4 - SUBSEQUENT EVENTS

On February 2, 2010, the Company's president Urmas Turu made an additional loan to the Company in the amount of $4,000 to cover the accounting fees associated with filing this report.

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

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
509278	GRN	March 19, 2005	March 15, 2010

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

Results of Operations

From Inception on July 27, 2000 to December 31, 2009

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

    As of December 31, 2009, our total assets were $140 and our total liabilities were $63,209.

    From July 27, 2000 (date of inception) to December 31, 2009, Ardent Mines, Ltd has incurred an accumulated deficit of $523,236 and has a working capital deficit of $63,069 at December 31, 2009. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

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

(b)     Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 8th day of February, 2010 at Harjumaa, Estonia.

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