Form 10-Q
period 2010-03-31
ARDENT MINES LTD
filed 2010-05-17
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,957,650 as of May 17, 2010.

ARDENT MINES LIMITED

FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

March 31, 2010

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2010	2009

ASSETS

Current Assets
Cash	$135	$494
TOTAL ASSETS	$135	$494

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current Liabilities
Accounts payable	$41,469	$45,409
Related party advances	23,490	500

TOTAL LIABILITIES	64,959	45,909

Stockholders' Deficit
Common Stock, $0.00001 par value, 100,000,000
shares authorized, 14,257,650 shares
issued and outstanding	142	142
Additional paid in capital	460,025	460,025
Deficit accumulated during the exploration stage	(524,991)	(505,582)

Total Stockholders' Deficit	(64,824)	(45,415)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$135	$494

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception
					(July 27, 2000)
	Three Months Ended		Nine Months Ended		Through
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010

Operating Expenses:
Consulting Expense	$450	$710	$7,765	$9,795	$310,792
Filing and Incorporation Fees	-	-	-	-	3,053
Other General & Administrative	55	61	394	913	37,705
Legal & Accounting	1,250	2,200	11,250	12,503	147,755
Mining Exploration	-	-	-	-	14,588
Travel	-	-	-	-	9,808

Total Operating Expenses	1,755	2,971	19,409	23,211	523,701

Interest expense	-	-	-	-	1,290

Net loss	$(1,755)	$(2,971)	$(19,409)	$(23,211)	$(524,991)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted average
shares outstanding- Basic and diluted	14,257,650	14,257,650	14,257,650	14,257,650	N/A

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(July 27, 2000)
		Nine Months Ended	Through
	March 31,	March 31,	March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,409)	$(23,211)	$(524,991)
Adjustments to reconcile net loss to
cash used in operating activities:
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	-	275,000
Change in:
Accounts payable & accrued liabilities	(3,940)	4,186	41,469
NET CASH USED IN OPERATING ACTIVITIES	(23,349)	(19,025)	(207,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	183,877
Advances from related party	22,990	19,025	23,490
NET CASH PROVIDED BY FINANCING
ACTIVITIES	22,990	19,025	207,367

NET CHANGE IN CASH	(359)	-	135

CASH AT BEGINNING OF PERIOD	494	-	-

CASH AT END OF PERIOD	$135	$-	$135

Supplemental Disclosures

Interest Paid	$-	$-	$-
Income tax Paid	$-	$-	$-

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

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to March 31, 2010, Ardent Mines, Ltd has incurred an accumulated deficit and has a working capital deficit at March 31, 2010. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2010 Ardent Mines received an additional $22,990 in advances from the Company's president, Urmas Turu. The total amount as of March 31, 2010 is $23,490 has no terms of repayment, is unsecured and bears no interest.

NOTE 4 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2010 up through the date the Company issued these financial statements.  On May 11, 2010, the company entered into a stock purchase agreement with CRG Finance AG whereby CRG Finance AG agreed to buy 700,000 shares of common stock at $0.01 per share for a total of $7,000.

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

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
509278	GRN	March 19, 2005	September 15, 2010

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

    On May 11, 2010, the company entered into a stock purchase agreement with CRG Finance AG whereby CRG Finance AG agreed to buy 700,000 shares of common stock at $0.01 per share for a total of $7,000.

    We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on July 27, 2000 to March 31, 2010

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

    On May 11, 2010, the company entered into a stock purchase agreement with CRG Finance AG whereby CRG Finance AG agreed to buy 700,000 shares of common stock at $0.01 per share for a total of $7,000.

    As of March 31, 2010, our total assets were $135 and our total liabilities were $64,959.

    From July 27, 2000 (date of inception) to March 31, 2010, Ardent Mines, Ltd has incurred an accumulated deficit of $524,991 and has a working capital deficit of $64,824 at March 31, 2010. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

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

ITEM 4.     (REMOVED AND RESERVED)

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

(b)     Reports on Form 8-K.

None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of May, 2010 at Harjumaa, Estonia.

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