Form 10-K
period 2010-06-30
ARDENT MINES LTD
filed 2010-09-28
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 000-50994

ARDENT MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0471870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Wall Street
21st Floor
New York, New York 10005
(Address of principal executive offices, including zip code.)

(561) 989-3200
(telephone number, including area code)

Securities pursuant to section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00001 Par Value (and rights attached thereto)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes ☐ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $587,883 as of December 31, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,957,650 as of September 22, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Ardent Mines Limited.

PART I

ITEM 1.     BUSINESS

General

We were incorporated in the State of Nevada on July 27, 2000. We are presently engaged in the acquisition and exploration of mining properties.  The Company’s address is 100 Wall Street, 21st Floor, New York, NY 10005. The Company’s telephone number is (561) 989-3200.

Background

In August 2000, we acquired the right to prospect one mineral property containing eight mining claims located on Copperkettle Creek in British Columbia, Canada.  We have allowed these claims to lapse.  From August 26, 2006 to December 11, 2006, we did not conduct any operations.  During that period, we intended to identify an acquisition or merger candidate with ongoing operations in any field.  However in December 2006 we decided to acquire the right to explore a new property in British Columbia and returned to the business of mineral exploration. On April 30, 2009, the Company decided not to renew certain claims due to a lack of capital. As of the end of the period covered by this Report, the Company had one claim, the GRN claim.

The Company’s Current Business Operations

To date we have not performed any work on developing the GRN Claim, and we no longer plan to pursue such development. As of the end of the period covered by this Report, we were in the exploration stage and had not determined whether any commercially viable mineral deposit exists in the property.  Further exploration would be required to determine the economic and legal feasibility of pursuing such project. Subsequent to the end of the period covered by this Report, the Company has determined to pursue other mining development opportunities.  Subsequent to the end of the period covered by this Report, the Company has retained a new Chief Executive Officer, Leonardo Riera, and a new Chief Financial Officer, Luis Feliu.

Employees

As of the end of the period covered by this Report, we had no full-time employees.  We had one officer and director who was a part-time employee and devoted about 10% of his time or four hours per week to our operation.  On August 25, 2010 Mr. Urmas Turu resigned as the President of the Company.  He shall remain a member of the Company’s Board of Directors and as the Company’s Secretary and Treasurer until qualified replacements are appointed. Effective as of August 25, 2010, Mr. Leonardo Alberto Riera has been appointed as a member of the Company’s Board of Directors and as the President of the Company.  Effective as of September 2, 2010, Mr. Luis Feliu has been appointed as the Chief Financial Officer of the Company.  Mr. Riera and Mr. Feliu will both devote the majority of their time to the Company’s operations.

Where You Can Find More Information

The Company is a “voluntary reporting company.” We expect to continue to file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”).  Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

You may also request a copy of our filings at no cost, by writing or telephoning us at:

Ardent Mines Limited
100 Wall Street, 21st Floor
New York, NY 10005
Telephone: (561) 989-3200
Attention: Leonardo Riera
Title: Chief Executive Officer

ITEM 1A.   RISK FACTORS

An investment in our Company involves a risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. Additional risks and uncertainties may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline.

We have not yet commenced revenue generating operations under our business model and we have no past performance which can serve as an indicator of our future potential.

We are presently developing a new business model to pursue mining operations. We have been developing our business plan and growing our team, but as of the date of this Report we have not yet implemented our plans.  Our most recent financial statements will therefore not provide sufficient information to assess our future prospects.  Our likelihood of success must be considered in light of all of the risks, expenses and delays inherent in establishing a new business, including, but not limited to unforeseen expenses, complications and delays, established competitors and other factors.

Our Auditors have issued an opinion expressing uncertainty regarding our ability to continue as a going concern.  If we are not able to continue operations, investors could lose their entire investment in our company.

We have a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about our ability to continue as a going concern.  Our auditors issued an opinion in their audit report dated September 27, 2010 expressing uncertainty about our ability to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.  If we are unable to continue as a going concern and our Company fails, investors in our Company could lose their entire investment.

We need to raise additional capital which may not be available to us or might not be available on favorable terms.

We will need additional funds to implement our business plan as our business model requires significant capital expenditures. We will need substantially more capital to execute our business plan. Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and manage our business. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of our equity securities in private or public transactions. If we are successful in raising equity capital, because of the number and variability of factors that will determine our use of the capital, our ultimate use of the proceeds may vary substantially from our current plans.

We were incorporated in July 2000 and have yet to generate any revenues.   We have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on July 27, 2000, and have not realized any revenues. We were unsuccessful in located mineralized material on our first property and used all of our money on the exploration of the first property.  Our operating history is one of failure.  Our net loss since inception is approximately $506,981. To achieve and maintain profitability and positive cash flow we are dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration costs.

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

Indebtedness may burden us with high interest payments and highly restrictive terms which could adversely affect our business.

As a matter of Company policy, our financial plans will limit our debt exposure to a reasonable level. However, a significant amount of indebtedness could increase the possibility that we may be unable to generate sufficient revenues to service the payments on indebtedness, when due, including principal, interest and other amounts.

We may be exposed to tax audits.

Our U.S. federal and state tax returns may be audited by the U.S. Internal Revenue Service (the “IRS”). An audit may result in the challenge and disallowance of deductions claimed by us. Further, an audit could lead to an audit of one or more of our investors and ultimately result in attempts to adjust investors’ tax returns with respect to items unrelated to us.   We are unable to guarantee the deductibility of any item that we acquire.  We will claim all deductions for federal and state income tax purposes which we reasonably believe that we are entitled to claim. In particular, we will elect to treat as an expense for tax purposes all interest, management fees, taxes and insurance. The IRS may disallow any of the various elements used in calculating our expenses, thereby reducing federal income tax benefits of an investment. To the extent that any challenge or disallowance is raised in connection with a tax return filed by an individual shareholder, the cost of any audit and/or litigation resulting there from would be born solely by the affected shareholder. In the event the IRS should disallow any of our deductions, the directors, in their sole discretion, will decide whether to contest such disallowance. No assurance can be given that in the event of such a contest the deductions would be sustained by the courts. If the disallowance of any deductions results in an underpayment of tax, investors could also be responsible for interest on the underpayments.

Because we intend to conduct our mineral exploration and development activities outside of the United States, we will be required to get approvals from foreign national and local governments.

The Company intends to pursue projects outside of the United States, which may require us to seek the approval of various foreign governments.  Seeking such approvals may be expensive, complex, time consuming and uncertain.

We do not anticipate paying cash dividends.

We do not anticipate paying cash dividends in the foreseeable future. We intend to retain any cash flow we generate for investment in our business. Accordingly, our common stock may not be suitable for investors who are seeking current income from dividends.  Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors.

Because the market for our common shares is limited, investors may not be able to resell their common shares.

Our common shares trade on the Over-the-Counter-Bulletin-Board quotation system. Trading in our shares has historically been subject to very low volumes and wide disparity in pricing. Investors may not be able to sell or trade their common shares because of thin volume and volatile pricing with the consequence that they may have to hold your shares for an indefinite period of time.

There are legal restrictions on the resale of the common shares offered, including penny stock regulations under the U.S. Federal Securities Laws.

We anticipate that our common stock will continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

If we raise additional funds through the issuance of equity or convertible debt securities, your ownership will be diluted.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing shareholders will be reduced.  New securities may contain certain rights, preferences or privileges that are senior to those of our common shares.  Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.

Grants of stock options and other rights to our employees may dilute your stock ownership.

We plan to attract and retain employees in part by offering stock options and other purchase rights for a significant number of common shares. The issuance of common shares pursuant to these options, and options issued in the future, will have the effect of reducing the percentage of ownership in us of our then existing shareholders.

Our stock price may be volatile and market movements may adversely affect your investment.

The market price of our stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our stock. Future sales of our common shares by our shareholders could depress the price of our stock.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

The Company does not own any real estate or other property. Our business office is located at 100 Wall Street, 21st Floor, New York, New York 10005.  There is no rent charged for this space, which is being temporarily provided to the Company by its counsel.

ITEM 3.               LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Report, a party to any legal proceedings.

ITEM 4.               (REMOVED AND RESERVED)

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began quotation on the Bulletin Board operated by the National Association of Securities Dealers on September 3, 2004, and is currently quoted under the symbol “ADNT.” The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter since July 1, 2008.  These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter 04-1-10 to 06-30-10	$1.01	0.10
Third Quarter 01-1-10 to 03-31-10	$0.05	0.05
Second Quarter 10-1-09 to 12-31-09	$0.05	0.05
First Quarter 07-1-09 to 09-30-09	$0.08	0.05
Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 04-1-09 to 6-30-09	$0.08	$0.08
Third Quarter 01-1-09 to 03-31-09	$0.12	$0.08
Second Quarter 10-1-08 to 12-31-08	$0.30	$0.12
First Quarter 07-1-08 to 09-30-08	$0.80	$0.15

All of the 14,957,650 shares of common stock outstanding as of June 30, 2010 may be resold by the shareholders subject only to compliance with the restrictions, if any, imposed by Rule 144.

At June 30, 2010, there were 22 holders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 11, 2010, we entered into a stock purchase agreement with CRG Finance AG whereby CRG Finance AG purchased 700,000 shares of common stock at $0.01 per share for a total of $7,000.  This transaction was made in reliance upon the exemption from Securities Act registration provided by Section 4(2) of the U.S. Securities Act, and the rules and regulations promulgated thereunder, including Regulation S.

ITEM 6.               SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL AND RESULT OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations.

To become profitable and competitive, we have to conduct exploration on the property and find mineralized material.  We will be seeking equity financing to provide for the capital required to implement our research and exploration phases.   On July 27, 2007 we completed our private placement.  We raised $82,432 by selling 8,243,200 shares of common stock at a price of $0.01 per share to twelve shareholders.  The proceeds of the offering have been used to sustain operations until the date of this Report.

On May 11, 2010, we entered into a stock purchase agreement with CRG Finance AG whereby CRG Finance AG purchased 700,000 shares of common stock at $0.01 per share for a total of $7,000.

On August 31, 2010, we signed a promissory note agreeing to borrow $100,000 from CRG Finance AG at a rate of 7.5% per annum, calculated based on a year of 365 days and actual days elapsed. The loan, plus any interest accumulated, is due upon demand after the first anniversary of the agreement date within thirty calendar days upon delivery to the Borrower a written demand by the Lender.

On September 1, 2010, we executed a consulting agreement whereby agreeing to pay Executive Consulting Services Group (ECS) $1,000 per month on a month-by-month basis, renewable by mutual agreement. ECS provides administrative support for the day-to-day operations of the Company. Such administrative duties include maintaining compliance with regulatory agencies, maintaining the Corporate Minute Book and acting as the Company’s bookkeeper.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Revenues

During the year ended June 30, 2010 we did not earn any revenues and incurred a net loss of $1,399. During the year ended June 30, 2009 we did not earn any revenues and incurred a net loss of $26,160.

Expenses

During the year ended June 30, 2010 we incurred total expenses of $39,113 which included $55 in professional fees, $11,219 in consulting fees, $27,000 in legal and accounting fees, $410 in filing and incorporation fees, and $429 in other general and administrative fees. Comparatively, during the same time in 2009, we incurred total expenses of $26,160 which included $9,795 in consulting fees, $15,003 in legal and accounting fees, and $839 in other general and administrative fees.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 8,243,200 shares through a private placement for a total of $82,432.  The shares were issued pursuant to Regulation S of the Securities Act of 1933 to twelve investors.

On May 11, 2010, we entered into a stock purchase agreement with CRG Finance AG whereby CRG Finance AG purchased 700,000 shares of common stock at $0.01 per share for a total of $7,000.

On August 31, 2010, we signed a promissory note agreeing to borrow $100,000 from CRG Finance AG at a rate of 7.5% per annum, calculated based on a year of 365 days and actual days elapsed. The loan, plus any interest accumulated, is due upon demand after the first anniversary of the agreement date within thirty calendar days upon delivery to the Borrower a written demand by the Lender.

As of June 30, 2010 we had current assets of $4,736, current liabilities of $44,550 and a working capital of deficit $39,814. As of June 30, 2010 we had total assets of $4,736 comprised entirely of cash.

During the year ended June 30, 2010 we spent net cash of $40,748 on operating activities, compared to net cash spending of $6 on operating activities during the same period in 2009.

Net cash provided by financing activities for the year ended June 30, 2010 was $44,990 compared to net cash used in financing activities of $500 during the same period in 2009.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Ardent Mines Limited
(An exploration stage company)
New York, NY

We have audited the accompanying balance sheets of Ardent Mines Limited ("Ardent Mines") as of June 30, 2010 and 2009, and the related statements of expenses, changes in stockholders' deficit, and cash flows for the years ended June 30, 2010 and 2009 and for the period from July 27, 2000 (inception) through June 30, 2010. These financial statements are the responsibility of Ardent Mines' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardent Mines as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from July 27, 2000 (inception) through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
MALONEBAILEY, LLP

www.malonebailey.com
 Houston, Texas
September 27, 2010

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2010	June 30, 2009
ASSETS

Current Assets
Cash	$4,736	$494

Total Assets	$4,736	$494

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$6,060	$45,509
Due to related party	38,490	500

Total Current Liabilities	44,550	45,909

STOCKHOLDERS’ DEFICIT

Common stock, $0.00001 par value, 100,000,000 shares authorized, 14,957,650 and 14,257,650 shares issued and outstanding as of June 30, 2010 and 2009 respectively	149	142
Additional paid-in capital	467,018	460,025
Deficit accumulated during exploration stage	(506,981)	(505,582)
Total Stockholders’ Deficit	(39,814)	(45,415)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,736	$494

See accompanying notes to financial statements

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009	From July 27, 2000 (inception) through June 30, 2010

Operating expenses:
Consulting fees	$11,219	$9,795	$314,246
Filing and incorporation fees	410	-	3,463
Other general and administrative	484	1,362	38,064
Legal and accounting	27,000	15,003	163,505
Mining exploration	-	-	14,588
Travel	-	-	9,539
Total operating expenses	$39,113	$26,160	$543,405

Interest expense	-	-	1,290

Other Income
Debt Forgiveness	37,714	-	37,714
Total Other Income	$37,714	$-	$37,714

NET LOSS	$(1,399)	$(26,160)	$(506,981)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	14,353,540	14,257,650

See accompanying notes to financial statements

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the period from July 27, 2000 (Inception) Through June 30, 2010
				Deficit accumulated
			Additional	during
	Common Stock		Paid-in	exploration
	Shares	$	Capital	Stage	Total
Shares issued
for services	5,000,000	$50	$274,950	$-	$275,000

Net loss	-	-	-	(288,255)	(288,255)

Balances at June 30, 2001	5,000,000	50	274,950	(288,255)	(13,255)

Net loss	-	-	-	(9,982)	(9,982)

Balance at June 30, 2002	5,000,000	50	274,950	(298,237)	(23,237)

Net loss	-	-	-	(1,719)	(1,719)

Balance at June 30, 2003	5,000,000	50	274,950	(299,956)	(24,956)

Shares issued or cash	1,014,450	10	101,435	-	101,445

Net loss	-	-	-	(62,793)	(62,793)

Balance at June 30, 2004	6,014,450	60	376,385	(362,749)	13,696

Net loss	-	-	-	(16,740)	(16,740)

Balance at June 30, 2005	6,014,450	60	376,385	(379,489)	(3,044)

Net loss	-	-	-	(12,464)	(12,464)

Balance at June 30, 2006	6,014,450	60	376,385	(391,953)	(15,508)

Imputed interest on related party payable	-	-	1,290	-	1,290
Net loss	-	-	-	(40,299)	(40,299)

Balance at June 30, 2007	6,014,450	60	377,675	(432,252)	(54,517)

Shares issued for cash	8,243,200	82	82,350	-	82,432
Net loss	-	-	-	(47,170)	(47,170)

Balance at June 30, 2008	14,257,650	142	460,025	(479,422)	(19,255)

Net loss	-	-	-	(26,160)	(26,160)

Balance at June 30, 2009	14,257,650	142	460,025	(505,582)	(45,415)

Shares issued for cash, at $0.01 per share	700,000	7	$6,993	$-	$7,000
Net loss	-	-	-	(1,399)	(1,399)

Balance at June 30, 2010	14,957,650	$149	$467,018	$(506,981)	$(39,814)

See accompanying notes to financial statements

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009	From July 27, 2000 (inception) through June 30, 2010

Cash Flows From Operating Activities

Net loss	$(1,399)	$(26,160)	$(506,981)

Adjustments to reconcile net loss to cash used in operating activities

Debt forgiveness	(37,714)		(37,714)
Accounts payable	(1,635)	26,154	27,645
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	-	275,000

Net Cash Used in Operating Activities	(40,748)	(6)	(240,760)

Cash Flows From Financing Activities

Proceeds from sales of common stock	7,000	-	190,877
Advances from a related party	37,990	500	54,619

Net Cash Provided By Financing Activities	44,990	500	226,471

Net Change in Cash	4,242	494	4,736

Cash – Beginning of Period	494	-	–

Cash – End of Period	$4,736	$494	$4,736

Supplemental Disclosures

Interest paid	$-	$-	$–
Income tax paid	-	-	–

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

Basic and Diluted Net Loss Per Share.   Basic and diluted net loss per share calculations are presented in accordance with ASC 260, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

ARDENT MINES LIMITED
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Ardent Mines does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to June 30, 2010, Ardent Mines has incurred a loss and has a negative working capital at June 30, 2010. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2010, Ardent Mines has a payable to Urmas Turu, president for $38,490 that was used for payment of expenses on behalf of the Company.  The amount has no terms of repayment, is unsecured, and bears no interest.  Ardent Mines also leases its business office from Mr. Turu for free.

NOTE 4 - COMMON STOCK

A chronological history of Ardent Mines' stock transactions is as follows:

July 27, 2000 - Ardent Mines incorporated in Nevada. Ardent Mines is authorized to issue 100,000,000 shares of its $0.00001 par value common stock.

August 1, 2000 - Ardent Mines issued 5,000,000 shares of common stock to each of Ardent Mines' President and Secretary and Treasurer for services rendered. This is accounted for as compensation expense of $273,048 and advances and reimbursement expense of $1,952.

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

On May 11, 2010, CRG Finance AG bought 700,000 common shares at $0.01 per share or $7,000.

NOTE 5 - DEBT FORGIVENESS

As of June 30, 2010, Christopher Wilson, the Company’s former president, loaned Ardent Mines $19,025 to cover operating expenses.  As of June 30, 2009, this amount is reported as part of accounts payable since Christopher Wilson is no longer considered a related party.  On June 30, 2010, Mr. Wilson agreed to forgive the full amount owed to him.  This has been accounted for on the financial statements as debt forgiveness income.

During the year ended June 30, 2008, the Company became indebted to its former president, Taras Chebountchak, for $16,129 for payment of expenses on the Company’s behalf.  The amount had no terms of repayment, was unsecured, and bore no interest. As of June 30, 2009, this amount is reported as part of accounts payable since Taras Chebountchak is no longer considered a related party.  On June 30, 2010, Mr. Chebountchak agreed to forgive the full amount owed to him.  This has been accounted for on the financial statements as debt forgiveness income.

During the year ended June 30, 2010, the Company owed Executive Consulting Services, Group (ECS) a total of $13,560. On February 16, 2010, the Company repaid $11,000 and Executive Consulting Services, Group (ECS) forgave the remaining $2,560. This has been accounted for on the financial statements as debt forgiveness income.

NOTE 6 - INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%.

The significant components of deferred income tax assets at June 30, 2010 are as follows:

	June 30, 2010	June 30, 2009

Net operating loss carryforward	$190,790	$177,100
Valuation allowance	(190,790)	(177,100)

Net deferred income tax asset	$-	$–

ARDENT MINES LIMITED
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

The cumulative net operating loss carry-forward is approximately $545,000 at June 30, 2010, and will expire in the years 2021 to 2029.

NOTE 7 – SUBSEQUENT EVENTS

On August 31, 2010, we borrowed $100,000 from CRG Finance AG at a rate of 7.5% per annum. The loan, plus any interest accumulated, is due upon demand after the first anniversary of the agreement date within thirty calendar days upon delivery to the Borrower a written demand by the Lender.

On September 1, 2010, the Company executed a consulting agreement whereby agreeing to pay Executive Consulting Services Group (ECS) $1,000 per month on a month-by-month basis, renewable by mutual agreement. ECS provides administrative support for the day-to-day operations of the Company. Such administrative duties include maintaining compliance with regulatory agencies, maintaining the Corporate Minute Book and acting as the Company’s bookkeeper.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2010, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address	Age	Position(s)

Urmas Turu	49	Member of the Board of Directors, Secretary and
Tuuletee 18		Treasurer
Tabasalu PK Harjumaa, Estonia 76901 (Resigned as President, CEO & CFO 08/25/10)		Former President, Chief Executive Officer and Chief Financial Officer

Leonardo Riera	50	President, Chief Executive Officer and a member of the Board of Directors

Luis Feliu	65	Chief Financial Officer

All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Officers and Directors

Urmas Turu. On February 12, 2009, Mr. Urmas Turu was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company, as well as a member of the Company’s Board of Directors.  On August 25, 2010 Mr. Urmas Turu resigned as the President and Chief Executive Officer of the Company.  He shall remain a member of the Company’s Board of Directors and as the Company’s Secretary and Treasurer until qualified replacements are appointed.  Since 2004, Mr. Turu has been an investor in real estate, hospitality industry and public equities. Mr. Turu was then appointed our president, principal executive officer, secretary, treasurer, principal financial officer, and principal accounting officer.

Leonardo Alberto Riera. On August 25, 2010, Mr. Leonardo Alberto Riera was appointed as a member of our Board of Directors and as our President. Mr. Riera is an investment banker and management consultant.  He is currently an Executive Director of the Asia America Equity Exchange, an entity which promotes investments and commercial transactions between China and the Americas.  He has held this position since 2008.  From 2007-2008, Mr. Riera was the Director of Asset Structuring and Credit Analysis at INTL Consilium, LLC, where he was in charge of the analysis and credit decisions for a substantial portion of the corporate portfolio of an emerging markets hedge fund.  From 1987-2010, he was a partner and the Chief Executive Officer of Latin American Advisors, Inc., an entity focused on providing mergers and acquisitions advice to wealthy families and medium-sized corporations.  From 1988-1998, he was Executive Director and Country Head for Bankers Trust Company in Venezuela.  From 1986-1987 he was Head of Citicorp Investment Bank’s Mergers and Acquisitions unit in Caracas, Venezuela.

Luis Feliu. On September 2, 2010, Mr. Luis Feliu was appointed as our Chief Financial Officer. Mr. Feliu is presently the Chief Financial Officer of Wilson Manifolds.  He has held this position since 2008.  Prior to this position, he served from 2006 through 2008 as a Senior Consultant to Management Resources of RHI.  He also served as Corporate Controller of Smartmatic Corporation from 2004 to 2006 and served from 2000 to 2004 as Global Senior Vice President-Finance, as well as Chief Financial Officer and Controller, for Lemon Financial, Ltd. (f/k/a Patagon.Com, Inc.).

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

Audit Committee and Charter

Although we have adopted an audit committee charter, we have not created an effective audit committee. Our audit committee is comprised of all of our officers and directors. Further, none of directors are deemed independent. During the period covered by this Report, the individual who was our sole director also held all of our executive officer positions. Our audit committee, when established, will be responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

The following table sets forth information with respect to compensation paid by us to our officers during the last three completed fiscal years. Our fiscal year end is June 30th.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation (S)	Change in Pension Value & Nonqual- ified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Totals ($)

Urmas Turu	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0
(resigned 08/25/10)

We paid no salaries for the years ended June 30, 2009 and 2010.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is June 30th.

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

Employment Contracts

As of the end of the period covered by this Report, we had no employment contracts. On September 27, 2010, the Company entered into an employment agreement with our Chief Executive Officer, Leonardo Riera.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 22, 2010, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares	Ownership
Urmas Turu	2,500,000	17.5%
Tuuletee 18, Tabasalu PK,
Harjumaa, Estonia 76901

Corporate Resource Group, Inc.	993,200	6.97%
124A 1030 Denman Street
Vancouver, British Columbia
Canada V6G 2M6

Total	3,493,200	24.47%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in our control of the company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

As of the date of this Report, we have two directors, Urmas Turu and Leonardo Riera.  Our Board of Directors has determined that neither of these directors are independent.  The Company has adopted the standards for director independence contained in the Nasdaq Marketplaces Rule5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended June 30, 2010 and June 30, 2009 for professional services rendered by MaloneBailey, LLP, registered public accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2010	Year Ended June 30, 2009
Audit Fees	$10,000	$11,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$11,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various in arrears filing earlier in 2009. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

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

Subsequent Events

Corporate Development Services Agreement

On September 27, 2010, the Company entered into a Corporate Development Services Agreement (the “Services Agreement”) with CRG Finance AG (“CRG”).  Pursuant to the Services Agreement, CRG has agreed to render to the Company consulting and other advisory services (collectively, the “Advisory Services”) in relation to developing strategic plans for inception of operations, corporate management, the operations of the Company, strategic planning, domestic and international marketing and sales, financial advice, advisory and consulting services, recommendations of candidates for senior management positions of the Company, prospective strategic alliance partners, preparing acquisition growth plans, identifying prospective merger and acquisition candidates, developing value propositions for the Company, analyzing financial implications of potential transactions, advising on negotiations regarding terms and conditions of transactions, outlining and managing due diligence issues and due diligence processes, introductions to prospective customers, selection of investment bankers or other financial advisors or consultants, and advice with respect to the capital structure of the Company, equity participation plans, employee benefit plans and other incentive arrangements for certain key executives of the Company.  CRG shall also render investment banking and finance consulting services to the Company (collectively, the “Investment Banking Services”).  The scope of CRG Investment Banking Services shall include such services rendered only outside of the United States and only to non-U.S. persons. The Company will pay to CRG the following amounts for the Advisory Services: (i) an inception fee of US$100,000.00 (one hundred thousand U.S. dollars) and (ii) a monthly services fee of US$25,000.00 (twenty five thousand U.S. dollars) per month, payable each month for the period commencing as of September 1, 2010.  CRG shall be paid $10,000 per month of the Advisory Services Fee beginning September 1, 2010, with the balance of $15,000 per month of the Advisory Services Fees together with the Inception Payment accruing until completion of the first Company financing following the date of this Agreement when such accruals shall be fully due and payable.  In consideration of any and all Investment Banking Services provided to the Company, CRG shall receive in cash ten percent (10%) of the total value of each such transaction, payable at the closing of each such transaction. The Services Agreement also contains provisions for the reimbursement of reasonable expenses incurred by CRG, and for indemnification of CRG and its affiliates from claims related to the services provided under the Services Agreement.  The term of the Services Agreement shall be three years, and may be terminated at any time for any reason by CRG upon not less than thirty (30) days’ advance written notice.

Employment Agreement with Leonardo Riera

Effective as of September 27, 2010, the Company has entered into an Employment Agreement with Leonardo Riera regarding his service as President and Chief Executive Officer of the Company.  Mr. Riera shall devote approximately 75% to 100% of his professional working time to the Company. The Employment Agreement has an initial two year period subject to renewal.

In consideration for services rendered to the Company, Mr. Riera shall be paid a base salary of Twenty Thousand U.S. Dollars ($20,000) per month (“Base Salary”).  Base Salary shall be paid retroactive to August 15, 2010.  Ten thousand U.S. Dollars ($10,000) of this amount shall be payable incrementally on a monthly basis and pro-rated for any partial month of employment, less any applicable statutory and regulatory deductions, which shall be payable in accordance with the Company’s regular payroll practices, as the same may be modified from time to time.  The remainder of the Base Salary shall accrue until such time as the Company shall have received capital investments in the amount of ten million U.S. Dollars ($10,000,000), at which time all accrued and unpaid amounts shall be due and payable.

Pursuant to the Employment Agreement, Mr. Riera shall be granted fifty thousand (50,000) restricted shares of the Company’s common stock (the “Shares”).  Until the second anniversary of the date hereof, the Shares may not be sold, transferred, used as security for a loan or otherwise encumbered, except for customary estate planning exceptions.  The Employment Agreement also contains customary provisions regarding protection of Company trade secrets, non-solicitation of Company employees or customers and non-competition with the Company during the term of the Agreement.

ITEM 15.	EXHIBITS

The following Exhibits are incorporated herein by reference. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	SB-2	11/30/00	3.1
3.2	Bylaws	SB-2	11/30/00	3.2
4.1	Specimen Stock Certificate	SB-2	11/30/00	4.1
10.1	Trust Agreement between Taras Chebountchak and Ardent Mines Limited	8-K	01/07/07	10.1
10.2	Consulting Agreement between Ardent Mines Limited and Natasha Lysiak, Independent Consultant	10-KSB	09/28/07	10.2
10.3	Consulting Agreement between Ardent Mines Limited and
	Executive Consulting Services Group, dated as of September 1, 2010.				X
10.4	Corporate Development Services Agreement, by and between Ardent Mines Limited and CRG Finance AG, dated as of September 27, 2010.				X
14.1	Code of Ethics	10-KSB	10/14/03	14.1
16.1	Letter from Williams & Webster, P.S., Certified Public Accountants	SB-2	03/24/03	16.1
16.2	Letter from Manning Elliott, Chartered Accountants	SB-2	03/24/03	16.2
16.3	Letter from Morgan & Company	SB-2	08/08/03	16.3
21	List of Subsidiaries				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.2	Audit Committee Charter	10-KSB	10/14/03	99.1
99.3	Disclosure Committee Charter	10-KSB	10/14/03	99.2
99.4	Agreement and Release between Ardent Mines Limited, Taras Chebountchak and Reg Handford	8-K	12/22/04	99.1
99.5	Resignation of Reg Handford	8-K	12/22/04	99.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDENT MINES LIMITED
(Registrant)

By:	/s/ Leonardo Riera
	Name:	Leonardo Riera
	Title:	President, Chief Executive Officer,
Principal Executive Officer and
Director

By:	/s/ Luis Feliu
	Name:	Luis Feliu
	Title:	Chief Financial Officer, Principal
Financial Officer and
Principal Accounting Officer

Dated:  September 28, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leonardo Riera
Name:	Leonardo Riera
Title:	President, Chief Executive Officer,
Principal Executive Officer and Director
Dated:	September 28, 2010

/s/ Urmas Turu
Name:	Urmas Turu
Title:	Director
Dated:	September 28, 2010

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	SB-2	11/30/00	3.1
3.2	Bylaws	SB-2	11/30/00	3.2
4.1	Specimen Stock Certificate	SB-2	11/30/00	4.1
10.1	Trust Agreement between Taras Chebountchak and Ardent Mines Limited	8-K	01/07/07	10.1
10.2	Consulting Agreement between Ardent Mines Limited and Natasha Lysiak, Independent Consultant	10-KSB	09/28/07	10.2
10.3	Consulting Agreement between Ardent Mines Limited and
	Executive Consulting Services Group, dated as of September 1, 2010.				X
10.4	Corporate Development Services Agreement, by and between Ardent Mines Limited and CRG Finance AG, dated as of September 27, 2010.				X
14.1	Code of Ethics	10-KSB	10/14/03	14.1
16.1	Letter from Williams & Webster, P.S., Certified Public Accountants	SB-2	03/24/03	16.1
16.2	Letter from Manning Elliott, Chartered Accountants	SB-2	03/24/03	16.2
16.3	Letter from Morgan & Company	SB-2	08/08/03	16.3
21	List of Subsidiaries				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.2	Audit Committee Charter	10-KSB	10/14/03	99.1
99.3	Disclosure Committee Charter	10-KSB	10/14/03	99.2
99.4	Agreement and Release between Ardent Mines Limited, Taras Chebountchak and Reg Handford	8-K	12/22/04	99.1
99.5	Resignation of Reg Handford	8-K	12/22/04	99.2