Form 10-Q
period 2010-09-30
ARDENT MINES LTD
filed 2010-11-15
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________

Commission File Number: 000-50994

ARDENT MINES LIMITED
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0471870
(State or Other Jurisdiction of	(IRS Employer Identification
Incorporation or Organization)	Number)

100 Wall Street, 21st Floor
New York, New York 10005
(Address of principal executive offices)

(561) 989-3200
(Registrant's telephone number, including area code)

N/A
(Former Name, Former Address and Former Fiscal Year,
If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 14,957,650 shares of Common Stock, par value $0.00001, outstanding as of November 10, 2010.

ARDENT MINES LIMITED

FORM 10-Q
September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Ardent Mines Limited
(An Exploration Stage Company)

September 30, 2010

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2010	2010

ASSETS

Current Assets
Cash	$9,880	$4,736
TOTAL ASSETS	$9,880	$4,736

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current Liabilities
Accounts payable	6,060	6,060
Loan Payable	100,000	-
Related party advances	-	38,490
Salary pabable related party	10,000
Advances	43,554	-

TOTAL LIABILITIES	$159,614	$44,550

Stockholders’ Deficit
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 14,307,650 shares issued and outstanding	150	149
Additional paid in capital	551,517	467,018
Deficit accumulated during the exploration stage	(701,401)	(506,981)

Total Stockholders’ Deficit	(149,734)	(39,814)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,880	$4,736

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Month Ended September 30, 2010	Three Month Ended September 30, 2009	Inception (July 27, 2000) Through September 30, 2010

Operating Expenses
Executive compensation	$119,500	$-	$119,500
Consulting expense	5,000	4,385	319,246
Filing and incorporation fees	204	-	3,667
General & administrative	360	35	38,424
Legal & accounting	38,507	5,000	202,012
Geologist	10,000	-	10,000
Mining exploration	-	-	14,588
Travel	20,849	269	30,388

Total Operating Expenses	194,420	9,689	737,825

Interest expense	-	-	1,290

OTHER INCOME
Debt Forgiveness	-	-	(37,714)
Total Other Income	-	-	37,714

NET LOSS	$(194,420)	$(9,689)	$(701,401)

NET LOSS PER COMMON SHARE- BASIC AND DILUTED	$(0.00)	$(0.00)	N/A

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	14,957,650	14,257,650	N/A

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(July 27, 2000)
	Three Months Ended		Through
	September 30,	September 30,	September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(194,420)	$(9,689)	$(701,401)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest on related party payable	-	-	1,290
Stock issued for services	84,500	-	358,500
Change in:
Accounts payable & accrued liabilities	-	4,385	(10,069)
Salaries payable-related party	10,000		10,000
NET CASH USED IN OPERATING ACTIVITIES	(99,920)	(5,304)	(340,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	190,877
Advances	5,064	-	5,064
Loan payable	100,000	-	100,000
Advances from related party	-	5,490	54,619
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,064	5,490	610,720

NET CHANGE IN CASH	5,144	186	350,561

CASH AT BEGINNING OF PERIOD	4,736	494	-

CASH AT END OF PERIOD	$9,880	$680	$9,880

Supplemental Disclosures

Interest Paid	$-	$-	$-
Income tax Paid	$-	$-	$-

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mine's Annual Report filed with the SEC on Form 10−K for the fiscal year ended June 30, 2010. In the opinion of management, all adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended June 30, 2010 as reported in the Form 10−K have been omitted.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to September 30, 2010, Ardent Mines Limited has incurred an accumulated deficit and has a working capital deficit at September 30, 2010. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines’ ability to continue as a going concern.

NOTE 3 - LOANS

On August 31, 2010, we borrowed $100,000 from CRG Finance AG at a rate of 7.5% per annum. The loan, plus any interest accumulated, is due upon demand after one year.

NOTE 4 - ADVANCES

As of September 30, 2010, Ardent Mines owes Urmas Turu, former president, $43,554 that was used for payment of expenses on behalf of the Company.  The amount has no terms of repayment, is unsecured, and bears no interest.

NOTE 5- RELATED PARTY TRANSACTIONS

Pursuant to the Employment Agreement, on September 27, 2010 Mr. Riera was granted fifty thousand (50,000) restricted shares of the Company’s common stock (the “Shares”).  In consideration for services rendered to the Company, Mr. Riera shall be paid a base salary of Twenty Thousand U.S. Dollars ($20,000) per month (“Base Salary”).  Base Salary shall be paid retroactive to August 15, 2010. As of September 30, 2010 $10,000 was accrued for.

NOTE 6 – SUBSEQUENT EVENTS

On October 19, 2010, the Company entered into a Convertible Promissory Note with CRG Finance AG, which is contingent upon a major acquisition which has not yet occurred.  The Lender has agreed to loan up to $1,000,000 which may be drawn down in tranches at a7.5% interest rate.  After the first anniversary thereof, the loan shall be due thirty (30) days after a demand is made by the Lender.  In lieu of payment in cash, the Lender may request that the Company repay any or all of the principal and/or interest in the form of restricted common stock at a price per share equal to 80% of the average closing price of the Company’s common stock over the 30 days immediately preceding the closing of the major acquisition.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Ardent Mines Limited.

Introduction

We were incorporated in Nevada on July 27, 2000. We are presently engaged in the acquisition of mining properties.  The Company’s address is 100 Wall Street, 21st Floor, New York, NY 10005. The Company’s telephone number is (561) 989-3200.

In August 2000, we acquired the right to prospect one mineral property containing eight mining claims located on Copperkettle Creek in British Columbia, Canada.  We have allowed these claims to lapse.  From August 26, 2006 to December 11, 2006, we did not conduct any operations.  During that period, we intended to identify an acquisition or merger candidate with ongoing operations in any field.  However in December 2006 we decided to acquire the right to explore a new property in British Columbia and returned to the business of mineral exploration. On April 30, 2009, the Company decided not to renew certain claims due to a lack of capital. To date we have not performed any work on developing claims in Canada, and we no longer plan to pursue such development.  The Company determined to pursue other mining development opportunities.

During the period covered by this Report, the Company has expanded its Board of Directors, appointed new officers, and entered into a Letter of Intent for the acquisition of a Brazilian mining company.  The Company is continuing to negotiate, and perform due diligence related to the acquisition of the Brazilian company, and is exploring other potential acquisitions.

The Company’s Current Business Operations

Change of Officers and Directors

On August 25, 2010, Mr. Urmas Turu resigned as the President of the Company.  He shall remain a member of the Company’s Board of Directors and as the Company’s Secretary and Treasurer until qualified replacements are appointed.  On August 25, 2010, Mr. Leonardo Alberto Riera was appointed as a member of the Company’s Board of Directors and as the President of the Company.  On September 2, 2010, Mr. Luis Feliu was appointed as the Chief Financial Officer of the Company.  Mr. Riera and Mr. Feliu will both devote the majority of their time to the Company’s operations.

On September 1, 2010, we executed a consulting agreement o pay Executive Consulting Services Group (ECS) $1,000 per month on a month-by-month basis, renewable by mutual agreement. ECS provides administrative support for the day-to-day operations of the Company. Such administrative duties include maintaining compliance with regulatory agencies, maintaining the Corporate Minute Book and acting as the Company’s bookkeeper.

Letter of Intent to Acquire Rio Sao Pedro Mineracao LTDA

On September 25, 2010, the Company entered into a letter of intent (the “Letter of Intent”) with Rio Sao Pedro Mineracao LTDA (“Rio Sao Pedro”), a Brazilian mining company.  Rio Sao Pedro owns a prospective gold mine, the “Fazenda Lavras,” which is near the Morro do Ouro mine of Kinross Gold Corporation in the city of Paracatu, located in the State of Minas Gerais, Brazil.  The Rio Sao Pedro Fazenda Lavras property covers approximately 211 hectares (approximately 521 acres), with gold mining rights and other mineral rights on a total of 828 hectares (approximately 2,046 acres).  Subject to the closing of the transaction, Rio Sao Pedro will become a wholly owned subsidiary of the Company.

Pursuant to the Letter of Intent, the Company will acquire all of the issued and outstanding equity interests in Rio Sao Pedro from its shareholders (the “Sellers”).  In consideration for the acquisition of Rio Sao Pedro, the Company will issue 14,957,650 shares of Company common stock (the “Ardent Shares”).  The Ardent Shares shall represent, as of the date of their issuance to the Sellers, fifty percent (50%) of the issued and outstanding equity shares of the Company.  At the closing of the transaction, the Sellers will be entitled to appoint a representative to the Company’s Board of Directors.

The closing of the transaction is subject to customary closing conditions, including the completion of an independent geology survey, completion of audited financial statements, acquisition of all necessary government approvals to commence gold mining on the property, completion of due diligence satisfactory to the Company in its sole discretion, and execution of detailed final agreements supplementing the terms and conditions of the Letter of Intent, including, without limitation, representations regarding the validity of the assessments of all gold ore reserves, the status of all government licenses and related matters.  The Company will cover and pay for certain of the pre-closing actions and satisfy certain third-party liens on the Fazenda Lavras property.  The Company has agreed to place certain good faith pre-closing funds into escrow.  The parties have also agreed that if the Company’s share price does not reach certain benchmarks within a specified period of time, the Sellers of Rio Pedro Mineracao will have a put right with respect to their shares, pursuant to which they may retake title to their original Rio Sao Pedro Shares.  The parties have agreed to use their best efforts to finalize and sign supplemental detailed agreements as soon as reasonably possible within a target date of ninety days of September 30, 2010.  Rio Sao Pedro and the Sellers have agreed to definitive exclusivity and not to solicit or negotiate any alternative transactions.

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

In consideration for services rendered to the Company, Mr. Riera shall be paid a base salary of Twenty Thousand U.S. Dollars ($20,000) per month (“Base Salary”).  Base Salary shall be paid retroactive to August 15, 2010.  Ten thousand U.S. Dollars ($10,000) of the Base Salary shall be payable incrementally on a monthly basis and pro-rated for any partial month of employment, less any applicable statutory and regulatory deductions, which shall be payable in accordance with the Company’s regular payroll practices, as the same may be modified from time to time.  The remainder of the Base Salary shall accrue until such time as the Company shall have received capital investments in the amount of ten million U.S. Dollars ($10,000,000), at which time all accrued and unpaid amounts shall be due and payable.

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

Results of Operations

Revenues

We are an exploration stage corporation and have not generated any revenues from operations.

Expenses

During the three month period ended September 30, 2010, we incurred total expenses of $194,420 which included $38,507 in legal and accounting fees, $119,500 in executive compensation, $20,849 for travel expenses, $10,000 in geologist’s fees; $5,000 in consulting fees, $204 in filing and incorporation fees, and $360 in general and administrative fees. Comparatively, during the same period in 2009, we incurred total expenses of $9,689 which included $4,385 in consulting fees, $5,000 in legal and accounting fees, $269 for travel expenses and $35 in general and administrative fees.  The significant increase in expenditures since the comparable period of last year was caused by the Company’s increased activities.  From the inception of the Company through September 30, 2010, we have incurred total expenses of $737,825 which included $202,012 in legal and accounting fees, $119,500 in executive compensation, $30,388 for travel expenses, $319,246 in consulting fees, $10,000 in geologist’s fees; $3,667 in filing and incorporation fees, and $38,424 in general and administrative fees.

Losses

During the three month period ended September 30, 2010 we did not earn any revenues and incurred a net loss of $194,420. During the three month period ended September 30, 2009 we did not earn any revenues and incurred a net loss of $9,689.  From the inception of the Company through September 30, 2010, the Company has incurred total losses of $701,401.

Liquidity and Capital Resources

As of the date of this Report, we have yet to generate any revenues from our business operations. The Company has raised funds through the sale of equity and borrowing.  The Company will need to raise additional capital to commence operations.  The amount of capital required will be determined by the size and nature of the mining projects which the Company may commence in the future.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Any equity financing we may pursue will result in additional dilution to existing shareholders.

On July 27, 2007 we completed our private placement.  We raised $82,432 by selling 8,243,200 shares of common stock at a price of $0.01 per share to twelve investors.  The proceeds of the offering have been used to sustain operations through the date of this Report.

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

As of September 30, 2010, both our current and total assets were equal to $9,880, consisting entirely of cash.  This represented an increase from our current and total assets as of June 30, 2010, which were both equal to $4,736, and also consisted entirely of cash. As of September 30, 2010, our current and total liabilities were $159,614.  As of such date, we had a shareholder’s deficit of $149,734. As of June 30, 2010, our current and total liabilities were $44,550, and we had a shareholder’s deficit of $39,814.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from the adoption of these standards is not expected to be material.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Convertible Promissory Note with CRG Finance AG

On October 19, 2010, the Company entered into a Convertible Promissory Note with CRG Finance AG (the “Lender”).  The Lender has agreed to loan the Company an aggregate of up to One Million U.S. Dollars ($1,000,000) which may be drawn down by the Company in tranches at an interest rate of seven and one half percent (7.5%).  After the first anniversary thereof, the loan shall be due thirty (30) days after a demand is made by the Lender.  In lieu of payment in cash, the Lender may request that the Company repay any or all of the principal and/or interest in the form of restricted common stock of the Company at a price per share equal to eighty percent (80%) of the average closing price of the Company’s common stock over the thirty (30) days immediately preceding the closing of the planned acquisition of, announcing the prospective acquisition of Rio Sao Pedro Mineracao LTDA (“RSPM”) or such other third-party assets or shares of a strategic acquisition company which may be acquired earlier than such RSPM closing.

Appointment of Gabriel Margent to the Board of Directors

Subsequent to the period covered by this Report, Mr. Gabriel Margent has been appointed as a member of the Board of Directors of the Company, and commenced his services as of November 1, 2010.  Mr. Margent will serve on the Audit Committee of the Company’s Board of Directors and serve as the Audit Committee’s financial expert.  The Company’s Board of Directors has determined that Mr. Margent is an independent director.  The Company has adopted the standards for director independence contained in Nasdaq Marketplaces Rule 5605(a)(2).

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

(a)   Exhibits

Exhibit No.	Description of Exhibits

Exhibit 10.5	Promissory Note, by and between the Company and CRG Finance AG, dated as of August 31, 2010.

Exhibit 10.6	Letter of Intent to Acquire Rio Sao Pedro Mineracao LTDA, by and between the Company and Rio Sao Pedro Mineracao LTDA, dated as of September 25, 2010.

Exhibit 10.7	Employment Agreement, by and between the Company and Leonardo Riera, dated as of September 27, 2010.

Exhibit 10.8	Convertible Promissory Note, by and between the Company and CRG Finance AG, dated as of October 19, 2010.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDENT MINES LIMITED
(Registrant)

Dated: November 15, 2010
	By:	/s/ Leonardo Riera
		Name:	Leonardo Riera
		Title:	Principal Executive Officer

Dated: November 15, 2010
	By:	/s/ Luis Feliu
		Name:	Luis Feliu
		Title:	Principal Financial Officer and Chief Accounting Officer