Form 10-Q
period 2010-12-31
ARDENT MINES LTD
filed 2011-02-14
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________

Commission File Number: 000-50423

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 14,957,650 shares of Common Stock, par value $0.00001, outstanding as of February 14, 2011.

ARDENT MINES LIMITED

FORM 10-Q
December 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

December 31, 2010

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2010	2010

ASSETS

Current Assets
Cash	$2,933	$4,736
TOTAL ASSETS	$2,933	$4,736

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current Liabilities
Accounts payable	$7,550	$6,060
Loan Payable	250,000	-
Related party advances	43,554	38,490
	301,104	44,550
Accrued Liabilities
Accrued expenses	203,439	-
Accrued director compensation	62,500	-

TOTAL LIABILITIES	567,043	44,550

Stockholders’ Deficit
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 14,957,650 shares issued and outstanding	150	149
Additional paid in capital	551,517	467,018
Deficit accumulated during the exploration stage	(1,075,777)	(506,981)

Total Stockholders’ Deficit	(524,110)	(39,814)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,933	$4,736

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception
					(July 27, 2000)
	Three Months Ended		Six Months Ended		Through
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010

Operating Expenses:
Consulting Expense	$1,500	$2,930	$6,500	$7,315	$320,746
Rent	1,976	-	1,976	-	1,976
Director Compensation	22,500	-	22,500	-	22,500
Executive Compensation	79,000	-	198,500	-	158,500
Filing and Incorporation Fees	4,697	-	4,901	-	8,364
Other General & Administrative	8,502	35	8,862	339	46,925
Legal & Accounting	54,985	5,000	93,492	10,000	256,997
Mining Exploration	-	-	10,000	-	24,588
Advisory Services	200,000	-	200,000	-	200,000
Travel	37,778	-	58,627	-	68,166

Total Operating Expenses	410,938	7,965	605,358	17,654	1,108,763

Interest expense	3,438	-	3,438	-	4,728

OTHER INCOME
Debt Forgiveness	-	-	-	-	37,714

Net loss	$(414,376)	$(7,965)	$(608,796)	$(17,654)	$(1,075,777)

Net loss per share
Basic and diluted	$(0.03)	$(0.00)	$(0.04)	$(0.00)	N/A

Weighted average
shares outstanding- Basic and diluted	14,957,650	14,257,650	14,957,650	14,257,650	N/A

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(July 27, 2000)
	Six Months Ended		Through
	December 31,	December 31,	December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(608,796)	$(17,654)	$(1,115,777)
Adjustments to reconcile net loss to cash used in operating activities:
Debt forgiveness	-		(37,714)
Imputed interest on related party payable	-		1,290
Stock issued for services	84,500		359,500
Change in:
Accounts payable & accrued liabilities	204,929	9,310	232,574
Accrued director compensation	62,500	-	62,500
NET CASH USED IN OPERATING ACTIVITIES	(256,867)	(8,344)	(497,627)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-	190,877
Advances from related party	5,064	7,990	59,683
Proceeds from loan payable	250,000	-	250,000
NET CASH PROVIDED BY FINANCING
ACTIVITIES	255,064	7,990	500,560

NET CHANGE IN CASH	(1,803)	(354)	2,933

CASH AT BEGINNING OF PERIOD	4,736	494	-

CASH AT END OF PERIOD	$2,933	$140	$2,933

Supplemental Disclosures

Interest Paid	$-	$-	$-
Income tax Paid	$-	$-	$-

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines Limited have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mines' Annual Report filed with the SEC on Form 10−K for the fiscal year ended June 30, 2010. In the opinion of management, all adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended June 30, 2010 as reported in the Form 10−K have been omitted.

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to December 31, 2010, Ardent Mines Limited has incurred an accumulated deficit and has a working capital deficit at December 31, 2010. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines’ ability to continue as a going concern.

NOTE 3 - LOANS

As of December 31, 2010, we have borrowed a total of $250,000 from CRG Finance AG at a rate of 7.5% per annum. This unsecured loan, plus any interest accumulated, is due upon demand after the first anniversary of the agreement date within thirty calendar days upon delivery to the Borrower a written demand by the Lender.  As of December 31, 2010, $3,438 in interest has accrued.

NOTE 4 - ADVANCES

As of December 31, 2010, Ardent Mines owes Urmas Turu, the Company’s former president and a current board member, $43,554 that was used for payment of Company expenses.  The amount has no terms of repayment, is unsecured, and bears no interest.

NOTE 5- RELATED PARTY TRANSACTIONS

Pursuant to his Employment Agreement, Leonardo Riera was granted the right to receive fifty thousand (50,000) restricted shares of the Company’s common stock valued at $84,500.  In consideration for services rendered to the Company, Mr. Riera was paid a monthly salary of Twenty Thousand U.S. Dollars ($20,000) per month, retroactive to August 15, 2010. As of December 31, 2010, $50,000 was accrued and unpaid.

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – DIRECTOR COMPENSATION

On November 1, 2010, Gabriel Margent was appointed to the Company’s board of directors and to the position of financial expert on its Audit Committee. Mr. Margent is compensated at a rate of Five Thousand U.S. Dollars ($5,000) per month. Two Thousand Five Hundred U.S. Dollars ($2,500) of this amount shall be payable incrementally on a monthly basis and pro-rated for any partial month of service. The remainder of his compensation shall accrue until such time as the Company shall have received capital investments in the amount of Ten Million U.S. Dollars ($10,000,000), at which time all accrued and unpaid amounts shall be due and payable.

On November 30, 2010, James Ladner was appointed as a member of the board of directors and also the Audit Committee. Mr. Ladner is compensated at a rate of Five Thousand U.S. Dollars ($5,000) per month. Two Thousand Five Hundred U.S. Dollars ($2,500) of this amount shall be payable incrementally on a monthly basis and pro-rated for any partial month of service. The remainder of his compensation shall accrue until such time as the Company shall have received capital investments in the amount of Ten Million U.S. Dollars ($10,000,000), at which time all accrued and unpaid amounts shall be due and payable.

On December 9, 2010, Luciano de Freitas Borges was appointed as a member of the board of directors. Mr. Borges is compensated at a rate of Five Thousand U.S. Dollars ($5,000) per month. Two Thousand Five Hundred U.S. Dollars ($2,500) of this amount shall be payable incrementally on a monthly basis and pro-rated for any partial month of service. The remainder of his compensation shall accrue until such time as the Company shall have received capital investments in the amount of Ten Million U.S. Dollars ($10,000,000), at which time all accrued and unpaid amounts shall be due and payable.

NOTE 7 – CORPORATE DEVELOPMENT SERVICES AGREEMENT

On September 27, 2010, the Company entered into a Corporate Development Services Agreement (the “Services Agreement”) with CRG Finance AG (“CRG”). The Company has agreed to pay to CRG the following amounts for the Advisory Services: (i) an inception fee (the “Inception Fee”) of One Hundred Thousand U.S. Dollars ($100,000); and (ii) a monthly services fee (the “Advisory Services Fees”) of Twenty Five Thousand U.S. Dollars ($25,000) per month, payable each month for the period commencing as of September 1, 2010.  CRG shall be paid Ten Thousand U.S. Dollars ($10,000) per month of the Advisory Services Fee beginning September 1, 2010, with the balance of Fifteen Thousand U.S. Dollars ($15,000) per month of the Advisory Services Fees together with the Inception Payment accruing until completion of the first Company financing following the date of the Services Agreement when such accruals shall be fully due and payable. As of December 31, 2010, Two Hundred Thousand U.S. Dollars ($200,000) has been accrued.

NOTE 8 – SUBSEQUENT EVENTS

On February 4, 2011, the Company’s Board of Directors granted Leonardo Riera options to purchase fifty thousand (50,000) shares of the Company’s common stock at a purchase price of one cent ($.01) per share.  This option was granted in lieu of fifty thousand (50,000) restricted shares he was entitled to receive pursuant to Section 3(b) his Employment Agreement with the Company, dated as of September 27, 2010.

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

The Company’s Current Business Operations

Change of Officers and Directors

On August 25, 2010, Mr. Urmas Turu resigned as the President of the Company.  He shall remain a member of the Company’s Board of Directors and as the Company’s Secretary and Treasurer until qualified replacements are appointed.  On August 25, 2010, Mr. Leonardo Alberto Riera was appointed as a member of the Company’s Board of Directors and as the President and Chief Executive Officer of the Company.  On September 2, 2010, Mr. Luis Feliu was appointed as the Chief Financial Officer of the Company.  Mr. Riera and Mr. Feliu will both devote the majority of their time to the Company’s operations.

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

Negotiations between the Company and Rio Sao Pedro and the Sellers have continued amicably.  The Company is presently engaged in due diligence concerning the prospective acquisition of Rio Sao Pedro.  As a condition to closing of the acquisition of Rio Sao Pedro by the Company, certain outstanding issues among the Sellers must be resolved.  In addition, certain disputes between the Sellers and third parties are also being reviewed.  The Company has been advised that the Sellers intend to resolve all internal issues and disputes with third parties during the foreseeable future, however, as of the date of this report no assurances or guarantees can be given in respect of closing the acquisition of Rio Sao Pedro by the Company.

Exploration and Acquisition Agreement to Acquire Capri General Trading Co. Ltd.

On December 12, 2010, the Company entered into an Exploration and Acquisition Agreement (the “Capri Agreement”) with Afrocan Resources Ltd. (“Afrocan”), a company incorporated in British Columbia, Canada.  Afrocan owns 100% of all issued and outstanding shares of Capri General Trading Co. Ltd. (“Capri”), which is the legal and beneficial owner of 100% of all mineral rights as per Tanzanian License No. PL 1761/2001 (the “Shenda License”). The Shenda License is the mineral rights for a property situated approximately 53 kilometers West North West of Kahama in the Bukombe District, in the Shinyanga Region of Tanzania. Subject to the closing of the transaction, Capri will become a wholly owned subsidiary of the Company.

Pursuant to the Capri Agreement, the Company intends to conduct exploration activities at the property covered by the Shenda license (the “Shenda Property”) over the following twelve months (such costs, the “Exploration Costs”).  In the event that the Company shall ascertain commercially available and commercially exploitable reserves of not less than Four Hundred Thousand (400,000) ounces of gold at the Shenda Property, the Company shall acquire all of the issued and outstanding equity interests in Capri (the “Capri Shares”) from Afrocan.  In exchange for the acquisition of the Capri Shares, the Company shall issue to Afrocan shares of the Company having an aggregate value of Nine Million U.S. Dollars ($9,000,000) (the “Ardent Shares”).  The price per share shall be determined at the lower of Five U.S. Dollars ($5.00) per share or the average closing price of the publicly traded common stock of the Company on the five (5) consecutive days prior to the closing.  In the event that the Exploration Costs exceed Three Million U.S. Dollars ($3,000,000), the number of Ardent Shares to be delivered shall be reduced accordingly, so that the total value of the purchase price shall not exceed Twelve Million U.S. Dollars ($12,000,000).

The closing of the Capri Agreement transaction is subject to final due diligence satisfactory to the Company and the completion and execution of detailed long form agreements supplementing the terms and conditions of the Capri Agreement, including, without limitation, representations regarding the validity of the assessments of all gold ore reserves, the status of all government licenses and related matters. The Company and Afrocan have agreed to exclusivity and not to solicit or negotiate any alternative transactions.

Following the closing, the Company shall undertake to raise such funds as are necessary for the development of mining operations at the property covered by the Shenda License and the general operating expenses of the Company.

Compensation of Officers and Directors

Pursuant his employment agreement, the Company’s President and Chief Executive Officer, Leonardo Riera, was to be granted fifty thousand (50,000) restricted shares of the Company’s common stock (the “Restricted Shares”).  On February 4, 2011, the Company’s Board of Directors granted Leonardo Riera options to purchase fifty thousand (50,000) shares of the Company’s common stock at a purchase price of one cent ($.01) per share.  This option was granted in lieu of the Restricted Shares.

On November 1, 2010, Gabriel Margent was appointed to our board and to the position financial expert on our Audit Committee. The Company and Mr. Margent have agreed that his compensation shall initially be five thousand U.S. Dollars ($5,000) per month.  Two thousand five hundred U.S. Dollars ($2,500) of this amount shall be payable incrementally on a monthly basis and pro-rated for any partial month of service, less any applicable statutory and regulatory deductions, which shall be payable in accordance with the Company’s regular payroll practices, as the same may be modified from time to time.  The remainder of this compensation shall accrue until such time as the Company shall have received capital investments in the amount of ten million U.S. Dollars ($10,000,000), at which time all accrued and unpaid amounts shall be due and payable.  The Company and Mr. Margent have agreed that an option grant from the Company to Mr. Margent shall be set at a future date.

On November 30, 2010, James Ladner was appointed as a member of our board of directors and also the Audit Committee. The Company and Mr. Ladner have agreed that his compensation shall initially be five thousand U.S. Dollars ($5,000) per month. Two thousand five hundred U.S. Dollars ($2,500) of this amount shall be payable incrementally on a monthly basis and pro-rated for any partial month of service, less any applicable statutory and regulatory deductions, which shall be payable in accordance with the Company’s regular payroll practices, as the same may be modified from time to time. The remainder of this compensation shall accrue until such time as the Company shall have received capital investments in the amount of ten million U.S. Dollars ($10,000,000), at which time all accrued and unpaid amounts shall be due and payable. The Company and Mr. Ladner have agreed that an option grant from the Company to Mr. Ladner shall be set at a future date.

On December 9, 2010, Luciano de Freitas Borges was appointed as a member of our board of directors. The Company and Mr. Borges have agreed that his compensation shall initially be five thousand U.S. Dollars ($5,000) per month.  Two thousand five hundred U.S. Dollars ($2,500) of this amount shall be paid on a monthly basis and the remainder of this compensation shall accrue until such time as the Company shall have received capital investments in the amount of ten million U.S. Dollars ($10,000,000), at which time all accrued and unpaid amounts shall be paid.  In addition, Mr. Borges shall be eligible to receive a future grant of options to purchase 200,000 shares of the Company’s common stock.  In addition to Mr. Borges’ service as a Member of the Board, he shall provide consulting services to the Company through Ad Hoc Associated Advisors Inc. (the “Technical Advisor”), a Company of which he is the Chief Executive Officer.  Such consulting services shall relate to the Company’s mining activities, and shall be governed by the Technical Advisory Services Agreement dated as of December 9, 2010 (the “Ad Hoc Agreement”), by and between the Company and the Technical Advisor.  The Company shall compensate the Technical Advisor as follows: (i) The Technical Advisor shall be paid at a rate of Two thousand five hundred U.S. Dollars ($2,500) per month; and (ii) be eligible to receive a bonus of restricted common stock.  Either party may terminate the Ad Hoc Agreement on thirty (30) days written notice.

Results of Operations

Revenues

During the period ended December 31, 2010 we did not earn any revenues and incurred a net loss of $608,796. During the period ended December 31, 2009 we did not earn any revenues and incurred a net loss of $17,654.

Expenses

During the three months ended December 31, 2010 we incurred total expenses of $414,376 which included $1,500 in consulting fees, $54,985 in legal and accounting fees, $4,697 in filing and incorporation fees, $8,502 in other general and administrative fees, $101,500 in officer and director compensation, $1,976 in rent, $0 in mining and exploration, $3,438 in interest, $200,000 in advisory services and $37,778 for travel expenses. Comparatively, during the same period in 2009, we incurred total expenses of $7,965 which included $2,930 in consulting fees, $5,000 in legal and accounting fees, $35 in other general and administrative fees and $0 for travel expenses.

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

The Company will require significant additional funding in order to conduct proposed operations for the next year.  The amount of funding required will be determined by the number of acquisitions of mining properties the Company engages in during such time.

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

On October 19, 2010, the Company entered into a Convertible Promissory Note with CRG Finance AG. CRG Finance AG has agreed to loan the Company an aggregate of up to One Million U.S. Dollars ($1,000,000) which may be drawn down by the Company in tranches at an interest rate of seven and one half percent (7.5%), calculated based on a year of 365 days and actual days elapsed. After the first anniversary thereof, the loan shall be due thirty (30) days after a demand is made by CRG Finance AG. In lieu of payment in cash, the CRG Finance AG may request that the Company repay any or all of the principal and/or interest in the form of restricted common stock of the Company at a price per share equal to eighty percent (80%) of the average closing price of the Company’s common stock over the thirty (30) days immediately preceding the closing of the planned acquisition of Rio Sao Pedro Mineracao LTDA (“RSPM”) or such other third-party assets or shares of a strategic acquisition company which may be acquired earlier than such RSPM closing. As of December 31, 2010, we have borrowed a total of $250,000 from CRG Finance AG.

As of December 31, 2010 we had current assets of $2,933, current liabilities of $567,043 and a working capital of deficit $564,110.  As of December 31, 2010 we had total assets of $2,933 comprised entirely of cash.

During the period ended December 31, 2010 we spent net cash of $256,867 on operating activities, compared to net cash spending of $8,344 on operating activities during the same period in 2009.

Cash provided by financing activities totaled $255,064 for the period ended December 31, 2010 compared to net cash used in financing activities of $7,990 during the same period in 2009.

Subsequent Events

On January 18, 2011, the Company announced that it agreed upon binding and exclusive terms to acquire Gold Hills Mining Ltda (“Gold Hills”), a Brazilian corporation which owns mineral rights on four properties located in Northeastern Brazil, comprising a total area of approximately 3,500 Hectares, collectively to be known as the “Serra do Ouro” project.

The Gold Hills properties are in a gold bearing shear zone, which hosts a 14 km trend of highly mineralized veins, with areas of gold grades in the 10 gr/MT range, underground galleries (built by the CPRM, an agency of Brazil's Ministry of Mines), shafts, and gold-bearing tailings with average grades in the 1 – 3 gr/MT range, yet to be fully evaluated. Gold Hills has secured all mineral rights, and has conducted preliminary geochemical and geophysical work on this area.

The Gold Hills properties are located in Teixeira County, State of Paraiba, and Itapetim County, State of Pernambuco. As per the arrangement with Gold Hills Mining Ltda., the Company will engage in a new survey drilling program during the first 12 to 15 months after the closing of the acquisition, which is expected to occur in March of 2011. The closing of this transaction is subject to the completion of due diligence and other conditions, including the execution of mutually acceptable detailed agreements.

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

Item 3.            Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Exhibit 10.8
Convertible Promissory Note, by and between the Company and CRG Finance AG, dated as of October 19, 2010, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.9	Agreement, by and between the Company and Luciano de Freitas Borges, dated as of December 9, 2010.

Exhibit 10.10	Technical Advisory Services Agreement, by and between the Company and Ad Hoc Associated Advisors Inc., dated as of December 9, 2010.

Exhibit 10.11	Exploration and Acquisition Agreement, by and between the Company and Afrocan Resources Ltd., dated as of December 12, 2010.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDENT MINES LIMITED
(Registrant)

Dated: February 14, 2011
	By:	/s/ Leonardo Riera
		Name:	Leonardo Riera
		Title:	Principal Executive Officer

Dated: February 14, 2011
	By:	/s/ Luis Feliu
		Name:	Luis Feliu
		Title:	Principal Financial Officer and Chief Accounting Officer