Form 10-Q
period 2011-03-31
ARDENT MINES LTD
filed 2011-05-16
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________

Commission File Number: 000-50423

ARDENT MINES LIMITED
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0471870
(State or Other Jurisdiction of	(IRS Employer Identification
Incorporation or Organization)	Number)

100 Wall Street, 21 st Floor
New York, New York 10005
  (Address of principal executive offices)

(855) 273-3686
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 15,113,650 shares of Common Stock, par value $0.00001, outstanding as of May 13, 2011.

ARDENT MINES LIMITED

FORM 10-Q
March 31, 2011

 PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

March 31, 2011

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2011	2010

ASSETS

Current Assets
Cash	$3,692	$4,736
Escrow account	100,000	-
Total Current Assets	$103,692	$4,736

Fixed Assets
Computer equipment	$2,084	$-
Software	286	-
Total Fixed Assets	$2,370	$-

TOTAL ASSETS	$106,062	$-

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current Liabilities
Accounts payable	$9,566	$6,060
Loan Payable	620,000	-
Related party advances	43,554	38,490
Total Current Liabilities	$673,120	$44,550

Accrued Liabilities
Accrued executive compensation	60,000	-
Accrued director compensation	35,000	-
Accrued advisory services	275,000	-
Accrued interest on loan	12,250	-
Total Accrued Liabilities	$382,250

TOTAL LIABILITIES	$1,055,370	$44,550

Stockholders’ Deficit
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 14,257,650 shares issued and outstanding	149	149
Additional paid in capital	551,518	467,018
Deficit accumulated during the exploration stage	(1,500,975)	(506,981)

Total Stockholders’ Deficit	(949,308)	(39,814)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$106,062	$4,736

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception
					(July 27, 2000)
	Three Months Ended		Nine Months Ended		Through
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011

Operating Expenses:
Consulting Expense	4,000	450	10,500	7,765	324,746
Rent	7,882	-	9,858	-	9,858
Marketing	75,660	-	75,660	-	75,660
Director Compensation	25,045	-	47,545	-	47,545
Executive Compensation	59,500	-	258,000	-	258,000
Filing and Incorporation Fees	1,040	-	5,941	-	9,404
Other General & Administrative	8,472	55	17,344	394	55,100
Legal & Accounting	76,116	1,250	169,607	11,250	333,113
Mining Exploration	-	-	10,000	-	24,588
Advisory Services	75,000	-	275,000	-	275,000
Travel	43,208	-	101,835	-	108,104

Total Operating Expenses	375,923	1,755	981,290	19,409	1,521,118

Interest expense	8,812	-	12,250	-	16,978

OTHER INCOME
Debt Forgiveness	-	-	-	-	37,714
Total Other Income	-	-	-	-	37,714

Net loss	$(384,735)	$(1,755)	$(993,540)	$(19,409)	$(1,500,382)

Net loss per share
Basic and diluted	$(0.03)	$(0.00)	$(0.07)	$(0.00)	N/A

Weighted average shares outstanding- Basic and diluted	14,257,650	14,257,650	14,257,650	14,257,650	N/A

The accompanying notes are an integral part of these interim unaudited financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(July 27, 2000)
	Nine Months Ended		Through
	March 31,	March 31,	March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(993,540)	$(19,409)	$(1,500,382)
Adjustments to reconcile net loss to cash used in operating activities:
Debt forgiveness	-		(37,714)
Escrow account	(100,000)		(100,000)
Imputed interest on related party payable	12,250	-	13,540
Stock issued for services	84,500	-	359,500
Change in:
Accounts payable accrued liabilities	338,052	(3,940)	365,558
Accrued directors compensation	35,000	-	35,000
NET CASH USED IN OPERATING ACTIVITIES	(623,738)	(23,349)	(864,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer equipment	$(2,084)	$-	$(2,084)
Software	(286)	-	(286)
NET CASH USED IN INVESTING ACTIVITIES	$(2,370)	$-	$(2,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	190,877
Loan payable	620,000	-	620,000
Advances from related party	5,064	22,990	59,683
NET CASH PROVIDED BY FINANCING ACTIVITIES	625,064	22,990	870,560

NET CHANGE IN CASH	(1,044)	(359)	3,692

CASH AT BEGINNING OF PERIOD	4,736	494	-

CASH AT END OF PERIOD	$3,692	$135	$3,692

Supplemental Disclosures
Interest Paid	$-	$-	$-
Income tax Paid	$-	$-	$-
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

NOTE 2 - GOING CONCERN

From July 27, 2000 (date of inception) to March 31, 2011, Ardent Mines Limited has incurred an accumulated deficit and has a working capital deficit at March 31, 2011. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines’ ability to continue as a going concern.

NOTE 3 – ESCROW ACCOUNT

On January 4, 2011, Ardent Mines entered into an agreement with Gold Hills Mining Ltda. for 100% of their shares and mineral rights in exchange for cash payments and future royalties from Ardent. Ardent agreed to invest $3,500,000 in exploration for 15 months after Closing and to place an escrow deposit with a law firm in the amount of $100,000. Upon closing and the confirmation of certain mineral reserves, Ardent Mines agreed to make certain payments to the shareholders of Gold Hills. Once an environmental license is obtained, Ardent Mines agreed to pay the shareholders of Gold Hills $700,000.  The shareholders will also receive a 2% net smelter royalty once production begins.

NOTE 4 - LOANS

As of March 31, 2011, we have borrowed a total of $620,000 from CRG Finance AG at a rate of 7.5% per annum. This unsecured loan, plus any interest accumulated, is due upon demand after the first anniversary of the agreement date within thirty calendar days upon delivery to the Borrower a written demand by the Lender.  As of March 31, 2011, $12,250 in interest has accrued.

NOTE 5 - ADVANCES

As of March 31, 2011, Ardent Mines owes Urmas Turu, the Company’s former president and board member, $43,554 that was used for payment of Company expenses.  The amount has no terms of repayment, is unsecured, and bears no interest.

ARDENT MINES LIMITED
(An Exploration Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – STOCK OPTIONS

On February 4, 2011, the Company granted Leonardo Riera options to purchase 50,000 common shares at $.01 per share. This option was granted in lieu of the 50,000 shares he was entitled to receive pursuant to Section 3(b) his Employment Agreement with the Company, dated as of September 27, 2010.

NOTE 7 – DIRECTOR COMPENSATION

On November 1, 2010, Gabriel Margent was appointed to the Company’s board of directors and to the position of financial expert on its Audit Committee. Mr. Margent is compensated at a rate of $5,000 per month. $2,500 of this amount shall be payable incrementally on a monthly basis and pro-rated for any partial month of service. The remainder of his compensation shall accrue until such time as the Company shall have received capital investments of $10,000,000, at which time all accrued and unpaid amounts shall be due and payable.

On November 30, 2010, James Ladner was appointed as a member of the board of directors and also the Audit Committee. Mr. Ladner is compensated at a rate of $5,000 per month. $2,500 of this amount shall be payable incrementally on a monthly basis and pro-rated for any partial month of service. The remainder of his compensation shall accrue until such time as the Company shall have received capital investments of $10,000,000, at which time all accrued and unpaid amounts shall be due and payable.

On December 9, 2010, Luciano de Freitas Borges was appointed as a member of the board of directors. Mr. Borges is compensated at a rate of $5,000 per month. $2,500 of this amount shall be payable incrementally on a monthly basis and pro-rated for any partial month of service. The remainder of his compensation shall accrue until such time as the Company shall have received capital investments of $10,000,000, at which time all accrued and unpaid amounts shall be due and payable.

NOTE 8 – CORPORATE DEVELOPMENT SERVICES AGREEMENT

On September 27, 2010, the Company entered into a Corporate Development Services Agreement with CRG Finance AG. The Company has agreed to pay to CRG the following amounts for the Advisory Services: (i) an inception fee of $100,000; and (ii) a monthly services fee of $25,000 commencing September 1, 2010.  CRG shall be paid $10,000 per month of the Advisory Services Fee, with the balance of $15,000 per month together with the Inception Payment accruing until completion of the first Company financing following the date of the Services Agreement when such accruals shall be fully due and payable. As of March 31, 2011, $275,000 has been accrued.

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

During the period covered by this Report, the Company continued to negotiate, and perform due diligence related to the acquisition of mining companies.  Subsequent to the period covered by this Report, the Company completed its first acquisition.

The Company’s Current Business Operations

Gold Hills Mining Ltda.

In January of 2011, the Company entered into a term sheet to acquire Gold Hills Mining Ltda. (“Gold Hills”), a Brazilian corporation which possesses rights for mineral extraction on properties located in Northeastern Brazil.  During the period covered by this Report, the Company’s officers conducted due diligence regarding Gold Hills.  Subsequent to the period covered by this Report, the Company completed the acquisition.

On May 4, 2011, the Company acquired Gold Hills pursuant to a Purchase Agreement (the “Purchase Agreement”) by and between the Company, Gold Hills and the two shareholders of Gold Hills (such shareholders are referred to herein as the “Sellers”).  Pursuant to the Purchase Agreement, the Sellers have sold to the Company One Hundred Percent (100%) of all the issued and outstanding equity interests (the “Shares”) of Gold Hills for the following purchase price:

(a)	Two Hundred and Fifty Thousand U.S. Dollars ($250,000).

(b)	The Company shall conduct an exploration campaign at the properties (the “Exploration”). Upon the completion of the Exploration, the following amounts shall be paid by Gold Hills to the Sellers:

(i)	If the Exploration confirms the existence of gold mineral reserves of less than Three Hundred Thousand (300,000) ounces, no additional payment shall be made by the Company to the Sellers.

(ii)
If the Exploration confirms the existence of gold mineral reserves of between Three Hundred Thousand (300,000) and Four Hundred Ninety-Nine Thousand Nine Hundred and Ninety-Nine (499,999) ounces, the additional payment to be made to the Sellers shall be Four Hundred Thousand U.S. Dollars ($400,000).

(iii)
If the Exploration confirms the existence of gold mineral reserves of greater than Four Hundred Ninety-Nine Thousand Nine Hundred and Ninety-Nine (499,999) ounces, the additional payment to be made to the Sellers shall be (a) One Million U.S. Dollars ($1,000,000); plus (b) Two U.S. Dollars ($2) per additional ounce in excess of the first Five Hundred Thousand (500,000) ounces, to be paid in four biannual installments starting in twelve (12) months.

(c)
Upon Gold Hills obtaining certain enumerated environmental licenses which are necessary to commence Gold Hills planned mining operations, the Company will make an additional cash payment to the Sellers in the amount of Seven Hundred Thousand U.S. Dollars ($700,000).

(d)
Upon the commencement of the successful mining and processing of gold by Gold Hills, the Sellers shall be entitled to receive a royalty equal to Two Percent (2%) of Gold Hills’ gross income, as calculated in accordance with generally accepted accounting principals.

Subject to the Company’s determination of the existence of such gold reserves as set forth above, the Company will invest Three Million Five Hundred Thousand U.S. Dollars ($3,500,000) in Gold Hills.

Pursuant to the Purchase Agreement, one of the Sellers shall be appointed to Gold Hills’ Board.  The Purchase Agreement also contains standard representations and warranties, and provides for arbitration in the event of any dispute.

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

Mining Operations in Peru

The Company has agreed to general terms for the purchase of 100% of the shares of Sociedad Minera Las Cumbres SAC (“Las Cumbres”), the operator of a silver mine located in the Churín region of Peru, approximately 150 miles Northeast of the capital city of Lima.  The Company has also entered into an option agreement with Alfredo de Lima SMRL to purchase the mineral rights for the Condorsenga mine, where the Las Cumbres operation is located.

Subject to the general terms agreed upon for the acquisition, the Company will purchase Las Cumbres and its operating assets in exchange for shares of the Company’s common stock valued at $3,000,000.  The acquisition is also subject to certain exploration, investment and expansion conditions on the part of the Company and certain capacity and production requirements on the part of the sellers.  The owners of Las Cumbres have agreed to assist in the operation of the mine and will receive certain management incentives. In a simultaneous transaction, Ardent Mines has acquired an option to purchase the mineral rights underlying the Condorsenga mine that services Las Cumbres for $2,000,000, payable in tranches, with certain customary royalty payments due to Alfredo de Lima SMRL, the entity that owns the mine.

The definitive long form agreements pertaining to the acquisition of Las Cumbres and the Condorsenga option are expected to be finalized very shortly with the closing to take place as soon as reasonably possible, subject to the satisfactory completion of due diligence by the Company.

Compensation of Officers and Directors

Pursuant to his employment agreement, the Company’s President and Chief Executive Officer, Leonardo Riera, was to be granted fifty thousand (50,000) restricted shares of the Company’s common stock (the “Restricted Shares”).  On February 4, 2011, the Company’s Board of Directors granted Leonardo Riera options to purchase fifty thousand (50,000) shares of the Company’s common stock at a purchase price of one cent ($.01) per share.  This option was granted in lieu of the Restricted Shares.

Results of Operations

Revenues

From the Company’s inception through March 31, 2011, we did not earn any revenues and incurred a net loss of $1,500,382. During the three month period ended March 31, 2011, we incurred a net loss of $384,735, as compared to the three month period ended March 31, 2010, in which we incurred a net loss of $1,755.  During the nine month period ended March 31, 2011, we incurred a net loss of $993,540, as compared to the nine month period ended March 31, 2010, in which we incurred a net loss of $19,409.

Expenses

For the Three Months Period Ended March 31, 2011 and March 31, 2010

During the three months ended March 31, 2011 we incurred total expenses of $384,735 which included $4,000 in consulting fees, $75,000 in advisory services, $76,116 in legal and accounting fees, $1,040 in filing and incorporation fees, $8,472 in other general and administrative fees, $75,660 in marketing, $84,545 in officer and director compensation, $7,882 in rent, $8,812 in interest, and $108,104 for travel expenses. Comparatively, during the same period in 2010, we incurred total expenses of $1,755 which included $450 in consulting fees, $1,250 in legal and accounting fees, and $55 in other general and administrative fees.  The Company’s expenses have increased as the Company has begun negotiating acquisitions, conducting due diligence and retaining staff.

For the Nine Months Period Ended March 31, 2011 and March 31, 2010

During the nine months ended March 31, 2011 we incurred total expenses of $993,540 which included $10,500 in consulting fees, $169,607 in legal and accounting fees, $5,941 in filing and incorporation fees, $17,344 in other general and administrative fees, $75,660 in marketing, $305,545 in officer and director compensation, $9,858 in rent, $10,000 in mining and exploration, $12,250 in interest, $275,000 in advisory services and $101,835 for travel expenses. Comparatively, during the same period in 2010, we incurred total expenses of $19,409 which included $7,765 in consulting fees, $11,250 in legal and accounting fees, and $394 in other general and administrative fees.

Since Inception

Since the inception of the Company on July 27, 2000, we have incurred total expenses of $1,500,382 which included $324,746 in consulting fees, $333,113 in legal and accounting fees, $9,404 in filing and incorporation fees, $55,100 in other general and administrative fees, $75,660 in marketing, $305,545 in officer and director compensation, $9,858 in rent, $24,588 in mining and exploration, $16,978 in interest, $275,000 in advisory services and $101,835 for travel expenses.

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

On October 19, 2010, the Company entered into a Convertible Promissory Note with CRG Finance AG. CRG Finance AG has agreed to loan the Company an aggregate of up to One Million U.S. Dollars ($1,000,000) which may be drawn down by the Company in tranches at an interest rate of seven and one half percent (7.5%), calculated based on a year of 365 days and actual days elapsed. After the first anniversary thereof, the loan shall be due thirty (30) days after a demand is made by CRG Finance AG. In lieu of payment in cash, the CRG Finance AG may request that the Company repay any or all of the principal and/or interest in the form of restricted common stock of the Company at a price per share equal to eighty percent (80%) of the average closing price of the Company’s common stock over the thirty (30) days immediately preceding the closing of the planned acquisition of Rio Sao Pedro Mineracao LTDA (“RSPM”) or such other third-party assets or shares of a strategic acquisition company which may be acquired earlier than such RSPM closing. As of March 31, 2011, we have borrowed a total of $250,000 from CRG Finance AG.

As of March 31, 2011 we had current assets of $106,062, current liabilities of $673,120 and total liabilities of $1,055,370.  As of March 31, 2011 we had total assets of $106,062 comprised entirely of cash and fixed assets.

During the period ended March 31, 2011 we spent net cash of $623,738 on operating activities, compared to net cash spending of $23,349 on operating activities during the same period in 2011. Since the Company’s inception, we have spent net cash of $864,498.

Cash provided by investing activities totaled $2,370 for the period ended March 31, 2011 compared to net cash used in investing activities of $0 during the same period in 2010.  Since the Company’s inception, the cash provided by investing activities has totaled $2,370.

Cash provided by financing activities totaled $625,064 for the period ended March 31, 2011 compared to net cash used in financing activities of $22,990 during the same period in 2010.  Since the Company’s inception, the cash provided by financing activities has totaled $870,560.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.            OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
(a)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.

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
Dated:  May 16, 2011