Form 10-K
period 2011-06-30
ARDENT MINES LTD
filed 2011-08-31
CIK 1129018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-50994

Ardent Mines Limited
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0471870
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

100 Wall Street, 21st Floor
New York, NY 10005
(Address of principal executive offices)

855-273-3686
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $45,857,800 at December 31, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 16,013,650 shares of Common Stock, par value $.00001, outstanding as of August 17, 2011.

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

SPECIAL NOTE REGARDING SHELL STATUS

Due to the growth, development and operations of the Company, the Company has ceased to be a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.  In connection with this development, this Report includes the information which is required by U.S. Securities and Exchange Commission Form 10, the General Form for the Registration of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934.

PART I

ITEM 1:  BUSINESS

Corporate Information

We were incorporated in the State of Nevada on July 27, 2000. We are presently engaged in the acquisition and exploration of mining properties.  The Company’s address is 100 Wall Street, 21st Floor, New York, NY 10005. The Company’s telephone number is (855) 273-3686.

Background

In August 2000, we acquired the right to prospect one mineral property containing eight mining claims located on Copperkettle Creek in British Columbia, Canada.  We have allowed these claims to lapse.  From August 26, 2006 to December 11, 2006, we did not conduct any operations.  During that period, we intended to identify an acquisition or merger candidate with ongoing operations in any field.  However in December 2006 we decided to acquire the right to explore a new property in British Columbia and returned to the business of mineral exploration. On April 30, 2009, the Company decided not to renew certain claims, and later determined not to pursue its remaining claim in Canada.   The Company subsequently determined to pursue other mining development opportunities.

The Company’s Current Business Operations

During the period covered by this Report, the Company has appointed new officers and directors, opened a new office, and negotiated and conducted due diligence regarding several potential acquisitions.  The Company’s most significant achievement to date has been its acquisition of Gold Hills Mining Ltda., as described below.

Gold Hills Mining Ltda.

In January of 2011, the Company entered into a term sheet to acquire Gold Hills Mining Ltda. (“Gold Hills”), a Brazilian corporation which possesses rights for mineral extraction on properties located in Northeastern Brazil.  After the completion of due diligence, on May 4, 2011, the Company acquired Gold Hills pursuant to a Purchase Agreement (the “Purchase Agreement”) by and between the Company, Gold Hills and the two shareholders of Gold Hills (such shareholders are referred to herein as the “Sellers”).  Pursuant to the Purchase Agreement, the Sellers have sold to the Company One Hundred Percent (100%) of all the issued and outstanding equity interests (the “Shares”) of Gold Hills in accordance with the following terms:

(a)	Payment of two hundred and fifty thousand U.S. dollars ($250,000), which has been paid.

(b)	The Company shall conduct an exploration campaign at the properties (the “Exploration”). Upon the completion of the Exploration, the following amounts shall be paid by Gold Hills to the Sellers:

(i)	If the Exploration confirms the existence of gold mineral reserves of less than Three Hundred Thousand (300,000) ounces, no additional payment shall be made by the Company to the Sellers.

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

Subject to the Company’s determination of the existence of such gold reserves as set forth above, the Company has agreed to invest Three Million Five Hundred Thousand U.S. Dollars ($3,500,000) in Gold Hills.

Pursuant to the Purchase Agreement, one of the Sellers shall be appointed to Gold Hills’ Board.  The Purchase Agreement also contains standard representations and warranties, and provides for arbitration in the event of any dispute.

Acquisition of Mineral Rights in the State of Para, Brazil

A Brazilian subsidiary of the Company has executed an agreement granting the Company an exclusive option to acquire mineral rights in the Carajas Mineral Province in the State of Para, Brazil. Pursuant to this Exclusive Option Agreement, the Company will commence due diligence regarding this property.  The Company has agreed to initially acquire a 70% interest, and eventually the totality of the mineral rights, after confirmation of mineral resources upon the execution of an initial exploration campaign that the Company estimates will take between 12 to 18 months to complete.

Other Prospective Acquisitions

On September 25, 2010, the Company entered into a letter of intent (the “Letter of Intent”) with Rio Sao Pedro Mineracao LTDA (“Rio Sao Pedro”), a Brazilian mining company.  Rio Sao Pedro owns a prospective gold mine, the “Fazenda Lavras,” which is near the Morro do Ouro mine of Kinross Gold Corporation in the city of Paracatu, located in the State of Minas Gerais, Brazil.  The Rio Sao Pedro Fazenda Lavras property covers approximately 211 hectares (approximately 521 acres), with gold mining rights and other mineral rights on a total of 828 hectares (approximately 2,046 acres).  The Company and Rio Sao Pedro and the Sellers continued negotiations for the acquisition of Rio Sao Pedro amicably for some time, however, at the present time, the Company does not anticipate that this transaction will proceed.

On December 12, 2010, the Company entered into an Exploration and Acquisition Agreement (the “Capri Agreement”) with Afrocan Resources Ltd. (“Afrocan”).  Afrocan owns 100% of all issued and outstanding shares of Capri General Trading Co. Ltd. (“Capri”), which is the legal and beneficial owner of 100% of all mineral rights on a property in Tanzania (the “Shenda Property”).  The Company agreed that subject to certain conditions, including final due diligence satisfactory to the Company and the completion and execution of detailed long form agreements supplementing the terms and conditions of the Capri Agreement, the Company would conduct exploration activities at the Shenda Property.  In the event that the Company could ascertain certain levels of commercially available and commercially exploitable reserves, the Company would acquire all of the issued and outstanding equity interests in Capri from Afrocan in exchange for shares of the Company’s common stock.  As of the date of this Report, the Company is no longer actively pursuing the Capri transaction.

During 2011, the Company agreed to general terms for the purchase of 100% of the shares of Sociedad Minera Las Cumbres SAC (“Las Cumbres”), the operator of a silver mine located in the Churín region of Peru, approximately 150 miles Northeast of the capital city of Lima.  The Company also entered into an option agreement with Alfredo de Lima SMRL to purchase the mineral rights for the Condorsenga mine, where the Las Cumbres operation is located.  These agreements were subject to certain conditions which were not fulfilled by the counterparties, and the Company is no longer pursuing these transactions.

Employees and Directors

As of the end of the period covered by this Report, we had two full-time employees.  Mr. Leonardo Alberto Riera was appointed as a member of the Company’s Board of Directors and as the President of the Company on August 25, 2010.  Effective as of September 2, 2010, Mr. Luis Feliu was appointed as the Chief Financial Officer of the Company.  Mr. Riera and Mr. Feliu both devote the majority of their time to the Company’s operations.  In addition, during the period covered by this Report, the Company’s Board of Directors expanded to include Luciano de Freitas Borges, James Ladner and Gabriel Margent.  On August 25, 2010 Mr. Urmas Turu resigned as the President of the Company.  He remained a member of the Company’s Board of Directors until March 22, 2011.

Corporate Development Services Agreement

On September 27, 2010, the Company entered into a Corporate Development Services Agreement (the “Services Agreement”) with CRG Finance AG (“CRG”).  Pursuant to the Services Agreement, CRG has agreed to render to the Company consulting and other strategic advisory services (collectively, the “Advisory Services”). The Company will pay to CRG the following amounts for the Advisory Services: (i) an inception fee of US$100,000.00 (one hundred thousand U.S. dollars) and (ii) a monthly services fee of US$25,000.00 (twenty five thousand U.S. dollars) per month, payable each month for the period commencing as of September 1, 2010.  CRG shall be paid $10,000 per month of the Advisory Services Fee beginning September 1, 2010, with the balance of $15,000 per month of the Advisory Services Fees together with the Inception Payment accruing until completion of the first Company financing when such accruals shall be fully due and payable.  In consideration of any and all Investment Banking Services provided to the Company, CRG shall receive in cash ten percent (10%) of the total value of each such transaction, payable at the closing of each such transaction. The Services Agreement also contains provisions for the reimbursement of reasonable expenses incurred by CRG, and for indemnification of CRG and its affiliates from claims related to the services provided under the Services Agreement.  The term of the Services Agreement shall be three years, and may be terminated at any time for any reason by CRG upon not less than thirty (30) days’ advance written notice. During May and June 2011, the inception fee and the accrued monthly service fees through June 2011 were paid in full. In July 2011, Ardent Mines and CRG entered into a suspension agreement whereby the investment banking services were terminated and the monthly service fees beginning July 2011 will no longer be due.  During the year ended June 30, 2011, we borrowed a total of $750,000 from CRG Finance AG at a rate of 7.5% per annum, calculated based on a year of 365 days and actual days elapsed. The loan, plus any interest accumulated, is due upon demand after the first anniversary of the agreement date within thirty calendar days upon delivery to the Borrower a written demand by the Lender. On October 18, 2011, the loan becomes convertible into common stock at the holder’s option at $3.68 per share.

SUBSEQUENT EVENTS

Press Release Regarding NI 43-101 Compliant Technical Report on Exploration of the Gold Hills Project

On July 5, 2011, the Company announced that it has received a 43-101 Technical Report on Exploration prepared by SRK Consulting (U.S.) Inc. for the Company’s “Serra du Ouro” Project in Brazil. Ardent Mines acquired all mineral rights in the Serra du Ouro project area, containing a highly mineralized vein of approximately 13 Kilometers in length, by purchasing 100% of the shares of Gold Hills Mining Ltda. in May of 2011.  The SRK report is filed as an Exhibit hereto and is also available on Ardent Mines' website www.ardentmines.com. The report was prepared upon SRK's completion of a site visit and the analysis of geological and geophysical evidence. SRK confirmed the existence of a highly mineralized vein containing gold of high grade (4 to 7 g/t), originally prospected by the CPRM, an agency of the Brazilian government.

Where You Can Find More Information

The Company files annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”).  Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

We maintain an Internet website at www.ardentmines.com. In addition to news and other information about our company, we make available on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission and copies of our Code of Ethics. The information available on our website is provided for convenience only and is not incorporated into this Report.

You may also request a copy of our filings at no cost, by writing or telephoning us at:

Ardent Mines Limited
100 Wall Street, 21st Floor
New York, NY 10005
Telephone: (855) 273-3686
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

Risks Related to Our Company

We have not yet commenced revenue generating operations under our business model and we have no past performance which can serve as an indicator of our future potential.

We are presently at the early stages of the implementation of our business plan.  Our most recent financial statements will therefore not provide sufficient information to assess our future prospects.  Our likelihood of success must be considered in light of all of the risks, expenses and delays inherent in establishing a new business, including, but not limited to unforeseen expenses, complications and delays, established competitors and other factors.

Our Auditors have issued an opinion expressing uncertainty regarding our ability to continue as a going concern.  If we are not able to continue operations, investors could lose their entire investment in our Company.

We have a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about our ability to continue as a going concern.  Our auditors issued an opinion in their audit report dated August 19, 2011 expressing uncertainty about our ability to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.  If we are unable to continue as a going concern and our Company fails, investors in our Company could lose their entire investment.

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

We were incorporated on July 27, 2000, and have not generated any revenues.  Our net loss since inception is significant.  To achieve and maintain profitability and positive cash flow we are dependent upon our ability to generate revenues and control exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the exploration of our mineral properties.  As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

We will have to hire additional qualified personnel. If we cannot locate qualified personnel, we may have to suspend or cease operations.

We will have to hire additional qualified persons to perform surveying, exploration, and excavation of the Gold Hills property and properties we may acquire in the future.  If we are unable to hire additional skilled employees, our operations will not succeed.

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

Because we intend to conduct our mineral exploration and development activities outside of the United States, we will be required to obtain approvals from foreign national and local governments.

The Company intends to pursue projects outside of the United States, which may require us to seek the approval of various foreign governments.  Seeking such approvals may be expensive, complex, time consuming and uncertain.

Risks related to our Stock

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

Our common stock may continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

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

Grants of stock options and other rights to our directors, officers and employees may dilute your stock ownership.

We plan to attract and retain our directors, officers and employees in part by offering stock options and other purchase rights for a significant number of common shares. The issuance of common shares pursuant to such options, and additional options which may be issued in the future, will have the effect of reducing the percentage of ownership of our shareholders.

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

 Risks Related to the Exploration of Minerals

Mining involves financial risk and uncertainty related to hazardous operations.

The operations carried out by the Company will be subject to all the hazards and risks normally encountered in the exploration and development of gold mineral reserves and mining operations generally, including unusual and unexpected geologic formations, seismic activity, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, producing facilities, damage to life or property and environmental damage, all of which may result in possible legal liability. The exploration for and development of mineral deposits involves significant risks, which even a combination of careful evaluation, experience and knowledge may not eliminate.

The Company may not be able to adequately insure against risk.

Although we intend to maintain insurance to protect against certain risks in such amounts as we consider being reasonable, our insurance will not cover all the potential risks associated with our development, exploration and mining activities. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. We may also become subject to liability for pollution or other hazards that may not be insured against or that we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

The financial success of a mining operation is difficult to predict.

Major expenses may be required to locate and establish mineral reserves. The same is true for the development of mining facilities at a particular site once such mineral reserves have been established. It is impossible to ensure that the exploration or development of the gold mineral reserves by us will result in a profitable commercial mining operation. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

The success of the exploration and development of gold mineral reserves by us will also be subject to a number of factors including the availability and performance of engineering and construction contractors, suppliers and consultants, the receipt of required governmental approvals and permits (including environmental permits). There can be no assurance that personnel and equipment will be available in a timely manner or on reasonable terms to successfully complete our activities as planned; that we will be able to obtain all necessary governmental approvals and permits if necessary; and that the ongoing operating costs associated with the exploration or development of the gold mineral reserves will not be significantly higher than anticipated by us. Any of the foregoing factors could adversely affect our operations and financial condition.

There is no certainty that the expenditures which will be made by us towards the search and evaluation of mineral deposits will result in discoveries or development of commercial quantities of gold ore.

Environmental risks and hazards may adversely impact the profitability of our Company.

All phases of our Gold Hills operations will be subject to environmental regulation in Brazil.  Other mines that we may develop will also be subject to regulation in any other jurisdiction where we operate. These regulations may mandate, among other things, water quality standards and land reclamation.  These standards may also regulate the generation, transportation, storage and disposal of hazardous waste. This will require a high degree of responsibility for us and our officers, directors and employees. There is no assurance that existing or future environmental regulation will not materially adversely affect our business, financial condition and results of operations.

Inadequate infrastructure could adversely impact the Company’s profitability.

Development and exploration activities depend, to one degree or another, on adequate infrastructure.  Reliable roads, bridges, power sources and water supply are important determinants, which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our operations, financial condition and results of operations.

The Company will require certain permits to commence operations.

Our development and exploration activities are subject to receiving and maintaining permits from appropriate governmental authorities. There is no assurance that delays will not occur in connection with obtaining all necessary renewals of permits, additional permits for any possible future changes to operations, or additional permits associated with new legislation. Prior to any development on any of our properties, we must receive permits from appropriate governmental authorities. There can be no assurance that we will continue to hold all permits necessary to develop or continue operating at any particular property.

There are risks of economic and political instability in Brazil.

The Gold Hills property where the Company has rights for mineral extraction is located in Brazil. There are risks relating to an uncertain or unpredictable political and economic environment in Brazil.

Certain political and economic events, such as acts or failures to act by a government authority in Brazil and political and economic instability in Brazil could have a material adverse effect on our ability to start or continue our development and exploration activities in Brazil.

These risks and uncertainties include, but are not limited to: terrorism; hostage taking; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; the risks of war or civil unrest; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political conditions, currency controls and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our operations or profitability.

Changes in policy by the Brazilian Government could adversely impact the Company.

Changes, if any, in mining or investment policies or shifts in political attitude in Brazil where Gold Hills operates may adversely affect its operations or profitability. Operations may be affected in varying degrees by government regulations with respect to, but not limited to, price controls, export controls, currency remittance, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people and water use. Failure to comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure, could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

The Company could experience problems with title to its current property or to future properties.

Although we believe that we have taken reasonable measures to ensure proper title in all the issued and outstanding equity interests of Gold Hills and have carried out a reasonable due diligence as to the proper title of Gold Hills in the rights for mineral extraction on the property, there is no guarantee that any such title or interest will not be challenged or impaired. Third parties may have valid claims underlying portions of our Gold Hills interests, including prior unregistered liens, agreements, transfers or claims, and title may be affected by, among other things, undetected defects.  In addition, we may be unable to exercise or to enforce our respective rights.  As the Company acquires additional properties, similar issues could arise in connection with those properties as well.

The Company faces intense competition.

The mining industry is intensely competitive in all of its phases and we will compete with companies possessing greater financial and technical resources than we do. Competition in the precious metals mining industry is primarily for: mineral rich properties that can be developed and produced economically; the technical expertise to find, develop, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Existing or future competition in the mining industry could materially adversely affect our prospects for mineral exploration and success in the future.

The Company will face extensive governmental regulation of the mining industry.

Our mineral exploration activities will be subject to various laws governing exploration, development, production, taxes, labor standards, mine safety, toxic substances and other matters. Mining and exploration activities are also subject to various laws and regulations relating to the protection of the environment. Amendments to current laws and regulations governing the operations and activities of our Company or more stringent implementation thereof could have a material adverse effect on our business, financial condition and results of operations.

Our right to engage in mineral extraction may be terminated in certain circumstances. Under the laws of certain jurisdictions in which we may operate, mineral resources belong to the state and governmental concessions are required to explore for, and exploit, mineral reserves. Termination of any one or more of the Company’s exploration or other rights could have a material adverse effect on our financial condition or results of operations.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

The Company does not own any real estate or other property. Our business office is located at 100 Wall Street, 21st Floor, New York, New York 10005.  There is no rent charged for this space, which is being temporarily provided to the Company by its counsel.  The Company has also established offices in Florida and Brazil.

ITEM 3:  LEGAL PROCEEDINGS

During the period covered by this Report, the Company filed a Complaint with the Supreme Court of the State of New York.  The action was removed to the United States District Court for the Southern District of New York on May 17, 2011.  The defendants include Tydus Richards; Lotus Fund, Inc.; Dave Hibbard, as trustee of the Irrevocable Trust For the Benefit of Sloane Ricky Richards dated January 14, 2008; Christopher Wilson, individually and as trustee of the Irrevocable Trust For the Benefit of Chloe Belle Richards dated January 14, 2008; Scott Richards, as trustee of the Irrevocable Trust For the Benefit of Major Tydus Richards, dated January 14, 2008; Blackwater Industries LLC; Shelly Sean Singhal; and Pacific Stock Transfer Company.

Tydus Richards has demanded the replacement of certain certificates of shares which he contends are his and which were lost or misplaced.  The Company contends that Mr. Richards is not entitled to the certificates since he did not perform under a purported consulting agreement with the Company.  The Company is seeking an injunction against Mr. Richards with respect to his request to obtain replacement certificates.

ITEM 4:  RESERVED

Not Applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our common stock began quotation on the Bulletin Board operated by the National Association of Securities Dealers on September 3, 2004, and is currently quoted under the symbol “ADNT.” The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter since July 1, 2009.  These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Quarter Ended June 30, 2011	5.62	4.40
Quarter Ended March 31, 2011	5.00	4.05
Quarter Ended December 31, 2010	4.00	1.55
Quarter Ended September 30, 2010	2.10	.35
Quarter Ended June 30, 2010	1.01	.10
Quarter Ended March 31, 2010	.05	.05
Quarter Ended December 31, 2009	.05	.05
Quarter Ended September 30, 2009	.08	.05

(b) Holders.

At August 17, 2011 there were 26 stockholders of record of the Company’s common stock.  As of July 11, 2011, Cede & Company, held of record 4,638,980 shares of Company common stock as the custodian for stockholders whose shares are held in brokerage accounts.

(c) Dividends.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

 On May 12, 2011, the Company adopted a Stock Option Plan, authorizing the grant of up to 2,500,000 shares of the Company’s common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Issuances of Shares

During the period covered by this Report, the Company has executed five subscription agreements to sell a total of 556,000 shares of the Company’s Common Stock (the “Shares”) at a purchase price of $3.85 per share.  The Company has raised a total of $2,140,600 from the sale of an aggregate of 556,000 shares between April 26, 2011 and June 14, 2011.  All of the aforementioned stock issuance transactions were subscribed by non-U.S. persons and were undertaken by the Company in reliance upon the exemption from securities registration under Regulation S of the U.S. Securities Act of 1933, as amended.

In connection with the sales of the Shares, the Company has also compensated Mobax Securities Limited for its services to the Company in connection with facilitating financing for the Company.  The Company has made grants of Common Stock Purchase Warrants to Mobax Securities Limited to purchase 51,600 shares of the Company’s common stock, at an exercise price of $3.85 per share.  Mobax Warrants to purchase 41,600 shares are exercisable until May 30, 2012; Mobax Warrants to purchase 10,000 shares are exercisable until July 13, 2012.

The Company entered into an Introduction Agreement (the “Introduction Agreement”) dated as of December 15, 2010 regarding the identification of potential acquisitions of mining companies and/or mining rights with SV Commercial S.A. (the “Agent”).  The Introduction Agreement contemplated that the Agent would notify the Company of potential acquisitions that it believes are suitable for the Company.  Pursuant to the Introduction Agreement, the Company agreed to compensate the Agent through the issuance of 500,000 shares of the Company’s common stock in the event that certain acquisitions were made by the Company.  On May 4, 2011, the Company completed the acquisition of Gold Hills Mining Ltda., and the Company has subsequently issued 500,000 shares of the Company’s common stock to the Agent.

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common stock at a par value of $.00001 per share.  As of the date of this Report, there were 16,013,650 shares of our common stock issued and outstanding.

The holders of our common stock:

•	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;

•	do not have cumulative voting rights;

•	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; and

•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights.

All shares of common stock now outstanding are fully paid for and non-assessable. The full scope of the terms, rights and liabilities holders of our securities possess are set forth in our Company's Articles of Incorporation, Bylaws and the applicable statutes of the state of Nevada.

Dividend Policy

As of the date of this Report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

Limitation on the liabilities of Directors

Our bylaws provide that we shall indemnify any and all of our present or former directors and officers for expenses incurred in connection with the defense of any action relating to their services. Costs, charges and expenses (including attorneys' fees) incurred by such person in defending a civil or criminal proceeding shall be paid by the Company in advance upon receipt of an undertaking to repay all amounts advanced if it is ultimately determined that the person is not entitled to be indemnified by the Company as authorized by the bylaws, and upon satisfaction of other conditions required by current or future legislation.  To the extent that a director has been successful in defense of any proceeding, the Nevada Revised Statutes provide that he shall be indemnified against reasonable expenses incurred in connection therewith. These provisions may limit the ability of our stockholders to recover damages against our directors through legal proceeding or otherwise.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

ITEM 6:  SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

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

Results of Operations

Revenues

During the fiscal year ended June 30, 2011, the Company had no revenues from operations and incurred a net loss of $6,100,322.  During the year ended June 30, 2010 we did not earn any revenues and incurred a net loss of $1,399.  Our net loss from inception through June 30, 2011 was $6,607,303.

Expenses

During the year ended June 30, 2011 we incurred total operating expenses of $6,100,322 which included $2,612,425 in consulting fees, $2,018,275 in director compensation, $374,000 in executive compensation, $453,142 in legal and accounting fees, $258,560 in investment banking services, $86,080 in marketing, $10,000 in mining exploration, $209,930 in travel and $53,303 in other general and administrative fees.  During the year ended June 30, 2010 we incurred total operating expenses of $39,113 which included $11,219 in consulting fees, $27,000 in legal and accounting fees and $410 in other general and administrative fees.  From inception through June 30, 2011, we incurred total operating expenses of $6,619,120.

Liquidity and capital resources

During the year ended June 30, 2011, we borrowed a total of $750,000 from CRG Finance AG at a rate of 7.5% per annum, calculated based on a year of 365 days and actual days elapsed. The loan, plus any interest accumulated, is due upon demand after the first anniversary of the agreement date within thirty calendar days upon delivery to the Borrower a written demand by the Lender. On October 18, 2011, the loan becomes convertible into common stock at the holder’s option at $3.68 per share.

The Company has executed five subscription agreements to sell a total of 556,000 shares of the Company’s common stock at a purchase price of $3.85 per share.  The Company raised a total of $2,028,180, net of issuance costs of $112,420, from the sales between April 26, 2011 and June 14, 2011.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

As of June 30, 2011 we had current assets of $885,978, current liabilities of $953,845 and a working capital of deficit $67,867. As of June 30, 2011 we had total assets of $1,139,619 comprised of cash of $885,978, computer equipment and software of $3,641 and mining rights of $250,000. As of August 12, 2011, the Company had $251,728 in cash on hand.

During the year ended June 30, 2011 we spent net cash of $1,604,807 on operating activities. The noncash items included in this amount were common shares issued for services of $2,300,000 and options expense of $1,997,730. During the year ended June 30, 2010 we spent net cash of $40,748 on operating activities including the noncash item of a gain on debt forgiveness.

Net cash used in investing activities for the year ended June 30, 2011 was $253,641 consisting of cash paid for computer equipment of $3,355, cash paid for software of $286 and cash paid for the acquisition of mining rights of $250,000.  Net cash used in investing activities for the year ended June 30, 2010 was $0.

Net cash provided by financing activities for the year ended June 30, 2011 was $2,739,690 consisting of net proceeds from the sale of stock of $2,028,180, proceeds from convertible notes payable of $750,000 and offset by the repayment of related party advances of $38,490. Net cash provided by financing activities for the year ended June 30, 2010 was $44,990 consisting of net proceeds from the sale of stock of $7,000 and related party advances of $37,990.

Plant and Equipment

The Company has spent $0 on plant and equipment to date, and anticipates expending $600,000 on plants and equipment in the fiscal year ended June 30, 2012.

Employees

As of the end of the period covered by this Report, we had six full-time employees.  Mr. Leonardo Alberto Riera was appointed as a member of the Company’s Board of Directors and as the President of the Company on August 25, 2010.  Effective as of September 2, 2010, Mr. Luis Feliu was appointed as the Chief Financial Officer of the Company.  Mr. Riera and Mr. Feliu both devote the majority of their time to the Company’s operations.  In addition, during the period covered by this Report, the Company’s Board of Directors expanded to include Luciano de Freitas Borges, James Ladner and Gabriel Margent.  On August 25, 2010 Mr. Urmas Turu resigned as the President of the Company.  He remained a member of the Company’s Board of Directors until March 22, 2011.

Research and Development

The Company anticipates spending between $8,755,000 on mining exploration in the fiscal year ending June 30, 2012 for the Gold Hills project, and additional funds in amounts to be determined by the number of mining projects acquired.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Off Balance Sheet Arrangements

As of June 30, 2011, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A:  QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year.  We expect that our planned operations will engender market risk, particularly with respect to interest rate risk, foreign currency exchange rate risk, commodity price risk (in regard to our prospective customer base), and other relevant market risks, such as equity price risk.  We intend to implement an analysis and assessment program which will on a regular basis determine exposures of our Company to such risks.  We expect to report the results of all such quantitative and qualitative risk assessments prior to entering into any material agreements, and on a regular monthly and annual basis to our Audit Committee so that responsive risk management measures can be discussed and actions taken to the extent reasonably feasible.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ardent Mines Limited
(An exploration stage company)
New York, New York

We have audited the accompanying balance sheets of Ardent Mines Limited (an exploration stage company) ("Ardent Mines") as of June 30, 2011 and 2010, and the related statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended and for the period from July 27, 2000 (inception) through June 30, 2011. These financial statements are the responsibility of Ardent Mines' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Ardent Mines is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Ardent Mines' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardent Mines as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from July 27, 2000 (inception) through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

August 19, 2011

ARDENT MINES LIMITED
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2011	2010
ASSETS
Current Assets
Cash	$885,978	$4,736
Total Current Assets	885,978	4,736

Computer equipment and software, net of accumulated depreciation of $0	3,641	-
Mining rights	250,000	-

TOTAL ASSETS	$1,139,619	$4,736

LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$108,904	$6,060
Accrued executive compensation	10,000	-
Accrued director compensation	60,000	-
Accrued interest on loan	24,941	-
Convertible notes payable	750,000	-
Related party advances	-	38,490
Total Current Liabilities	953,845	44,550

TOTAL LIABILITIES	953,845	44,550

Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized 16,013,650 and 14,957,650 issue and outstanding, respectively	160	149
Additional paid-in capital	6,792,917	467,018
Deficit accumulated during the exploration stage	(6,607,303)	(506,981)
Total Stockholders’ Equity (Deficit)	185,774	(39,814)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,139,619	$4,736

See accompanying notes to financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF EXPENSES

			July 27, 2000
	Years Ended		(Inception)
	June 30,		Through
	2011	2010	June 30, 2011

Operating expenses:
Consulting fees	$2,612,425	$11,219	$2,926,671
Director compensation	2,018,275	-	2,018,275
Executive compensation	374,000	-	374,000
Investment banking services	258,560	-	258,560
Other general and administrative	53,303	894	94,830
Legal and accounting	453,142	27,000	616,647
Marketing	86,080	-	86,080
Mining exploration	10,000	-	24,588
Travel	209,930	-	219,469
Total operating expenses	6,075,715	39,113	6,619,120

Other income (expenses)
Interest expense	(24,941)	-	(26,231)
Other income	231		231
Interest income	103		103
Debt forgiveness	-	37,714	37,714
Total other income (expenses)	(24,607)	37,714	11,817

NET LOSS	$(6,100,322)	$(1,399)	$(6,607,303)

Net loss per share – basic and diluted	$(0.40)	$(0.00)

Weighted average shares outstanding - basic and diluted	15,101,168	14,353,540

See accompanying notes to financial statements.

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
July 27, 2000 (Inception) Through June 30, 2011
				Deficit
				Accumulated	Total
			Additional	During	Stockholders’
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Shares issued for services	5,000,000	$50	$274,950	$-	$275,000

Net loss	-	-	-	(288,255)	(288,255)

Balances at June 30, 2001	5,000,000	50	274,950	(288,255)	(13,255)

Net loss	-	-	-	(9,982)	(9,982)

Balances at June 30, 2002	5,000,000	50	274,950	(298,237)	(23,237)

Net loss	-	-	-	(1,719)	(1,719)

Balances at June 30, 2003	5,000,000	50	274,950	(299,956)	(24,956)

Shares issued for cash	1,014,450	10	101,435	-	101,445

Net loss	-	-	-	(62,793)	(62,793)

Balances at June 30, 2004	6,014,450	60	376,385	(362,749)	13,696

Net loss	-	-	-	(16,740)	(16,740)

Balances at June 30, 2005	6,014,450	60	376,385	(379,489)	(3,044)

Net loss	-	-	-	(12,464)	(12,464)

Balances at June 30, 2006	6,014,450	60	376,385	(391,953)	(15,508)

Imputed interest on related party payable	-	-	1,290	-	1,290

Net loss	-	-	-	(40,299)	(40,299)

Balances at June 30, 2007	6,014,450	60	377,675	(432,252)	(54,517)

Shares issued for cash	8,243,200	82	82,350	-	82,432

Net loss	-	-	-	(47,170)	(47,170)

Balances at June 30, 2008	14,257,650	142	460,025	(479,422)	(19,255)

Net loss	-	-	-	(26,160)	(26,160)

Balances at June 30, 2009	14,257,650	142	460,025	(505,582)	(45,415)

Shares issued for cash, at $0.01 per share	700,000	7	6,993	-	7,000

Net loss	-	-	-	(1,399)	(1,399)

Balances at June 30, 2010	14,957,650	149	467,018	(506,981)	(39,814)

See accompanying notes to financial statements.

ARDENT MINES LTD
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
July 27, 2000 (Inception) Through June 30, 2011

				Deficit
				Accumulated	Total
			Additional	During	Stockholders’
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Shares issued for services	500,000	5	2,299,995	-	2,300,000

Shares issued for cash, at $3.85 per share, net of issuance costs	556,000	6	2,028,174	-	2,028,180

Options expense	-	-	1,997,730	-	1,997,730

Net loss	-	-	-	(6,100,322)	(6,100,322)

Balances at June 30, 2011	16,013,650	$160	$6,792,917	$(6,607,303)	$185,774

See accompanying notes to financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			July 27, 2000
			(Inception)
	Years Ended		Through
	June 30,	June 30,	June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,100,322)	$(1,399)	$(6,607,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	2,300,000	-	2,575,000
Options expense	1,997,730	-	1,997,730
Imputed interest on related party payable	-	-	1,290
Debt forgiveness	-	(37,714)	(37,714)
Changes in operating assets and liabilities:
Accounts payable accrued liabilities	127,785	(1,635)	155,430
Accrued directors compensation	60,000	-	60,000
Accrued executive compensation	10,000		10,000
NET CASH USED IN OPERATING ACTIVITIES	(1,604,807)	(40,748)	(1,845,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of computer equipment	(3,355)	-	(3,355)
Cash paid for purchase of software	(286)	-	(286)
Cash paid for acquisition of mineral rights	(250,000)	-	(250,000)
NET CASH USED IN INVESTING ACTIVITIES	(253,641)	-	(253,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash, net of issuance costs	2, 028,180	7,000	2,219,057
Proceeds from convertible notes payable	750,000	-	750,000
Related party advances (repayments)	(38,490)	37,990	16,129
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,739,690	44,990	2,985,186

NET CHANGE IN CASH	881,242	4,242	885,978
CASH AT BEGINNING OF PERIOD	4,736	494	-
CASH AT END OF PERIOD	$885,978	$4,736	$885,978

Supplemental Disclosures
Interest paid	$-	$-	$-
Income tax paid	-	-	-

See accompanying notes to financial statements

ARDENT MINES LIMITED
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business.   Ardent Mines Limited was incorporated in Nevada on July 27, 2000. Ardent Mines' principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

Ardent Mines has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. On May 4, 2011, Ardent Mines acquired Gold Hills Mining Ltda. which owns certain mining rights in Brazil.

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

Basic and Diluted Net Loss Per Share.   Basic and diluted net loss per share calculations are presented in accordance with ASC 260, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Share-Based Payments. The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on stock compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period). The Company estimates the fair value of share-based payments using the Black-Scholes Option Pricing Model. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Recent Accounting Pronouncements. Ardent Mines does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

Ardent Mines has incurred net losses since inception and has a negative working capital at June 30, 2011. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 – ACQUISITION OF MINING RIGHTS

On May 4, 2011, Ardent Mines acquired Gold Hills Mining Ltda. which owns certain mining rights in Brazil. The aggregate purchase price paid was $250,000 which was recorded as capitalized mining rights in the balance sheet as of June 30, 2011.

Under the terms of the acquisition, additional amounts will be paid pursuant to the results of reserves testing performed on the mining properties. Should the reserves testing confirm the existence of gold, silver and byproduct reserves of less than 300,000 equivalent gold ounces; Ardent Mines will not be required to make an additional payment. Should the reserves testing confirm the existence of gold, silver and byproduct reserves between 300,000 and 499,999 equivalent gold ounces; Ardent Mines will be required to pay an additional $400,000 payable within 30 days after completion of a pre-feasibility study. Should the reserves testing confirm the existence of gold, silver and byproduct reserves in excess of 499,999 equivalent gold ounces; Ardent Mines will be required to pay an additional $1,000,000, payable within 30 days after completion of a pre-feasibility study, and $2.00 per additional ounce in excess of 500,000 equivalent gold ounces.

In addition to the amounts to be paid based upon the reserves testing, Ardent Mines will also be required to pay an additional $700,000 within 30 days from the date that Ardent Mines obtains an environmental installation license. Once Ardent Mines begins extracting gold, silver or byproduct from the properties, Ardent Mines will be required to pay a monthly royalty equal to 2% of the net income from the sale of the mineral product. Ardent Mines will also be required to invest at least $3,500,000 in Gold Hills Mining Ltda. upon the development of an extensive extraction program.

NOTE 4 – ADVANCES FROM RELATED PARTY

As of June 30, 2010, Ardent Mines owed Urmas Turu, the Company’s former president and board member, $38,490 for advances which funds were used for payment of Company expenses.  The amount had no terms of repayment, was unsecured, and bore no interest. During the year ended June 30, 2011, the Company repaid the balance in full.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the year ended June 30, 2011, the Company borrowed a total of $750,000 from CRG Finance AG at a rate of 7.5% per annum. This unsecured loan, plus any interest accumulated, is due upon demand beginning October 18, 2011. On October 18, 2011, the loan becomes convertible into common stock at the holder’s option at $3.68 per share. Ardent Mines evaluated the conversion option under FASB ASC 815-15 and determined the conversion option does not qualify as a derivative. Ardent Mines then evaluated the conversion option under FASB ASC 470-20 for a beneficial conversion feature and determined that the conversion option does not contain a beneficial conversion feature.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

During the year ended June 30, 2004, Ardent Mines sold 1,014,450 shares of common stock at $0.10 per share for cash proceeds of $101,445.

During the year ended June 30, 2008, Ardent Mines sold 8,243,200 shares of common stock for cash proceeds of $82,432.

On May 11, 2010, Ardent Mines sold 700,000 common shares at $0.01 per share or $7,000.

During the year ended June 30, 2011, Ardent Mines issued 500,000 shares for services pursuant to an introduction agreement valued at $2,300,000.

During the year ended June 30, 2011, Ardent Mines sold an aggregate of 556,000 common shares for cash proceeds of $2,028,180, net of cash commissions paid of $112,420.

On April 27, 2011, Darby Investments Services Inc. purchased 156,000 common shares pursuant to Regulation S at a purchase price of $3.85 per share or $600,600 total. In addition to the cash commissions, Ardent Mines also granted 41,600 common stock warrants as additional commissions. The warrants have a fair value of $142,375 (see Warrants section below).

Common Stock Options

On February 4, 2011, the Company granted Leonardo Riera options to purchase 50,000 common shares at $ 0.01 per share which options vest immediately and have a term of 5 years. The options were granted in lieu of the 50,000 shares he was entitled to receive pursuant to his employment agreement dated September 27, 2010. The 50,000 common shares he was originally granted were fair valued and expensed at $84,500 during September 2010. On the date of the modification of the award, the fair value of the options granted was determined to be $229,066 and the fair value of the shares originally granted was determined to be $229,500. The fair value of the modified award on February 4, 2011 decreased; accordingly, there was no additional expense recorded. The fair value of the options was determined using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 1.25%, (2) expected life of 2.5 years (3) expected volatility of 169.52% and (4) zero expected dividends.

On May 12, 2011, the Company granted its Board members and advisers an aggregate of 1,300,000 stock options exercisable at $ 4.75 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $5,368,121 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.98%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities between 165.66% and 198.46% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the year ended June 30, 2011, $1,913,230 was expensed. The remaining $3,454,891 will be expensed over the remaining vesting period.

During the year ended June 30, 2010, there were no options granted or outstanding and as of the date covered by this report, no options have been exercised.

A summary of option activity for the year ended June 30, 2011 is reflected below:

	Options	Weighted- Average Exercise Price
Outstanding at June 30, 2010	-	$-
Granted	1,350,000	4.57
Canceled	-	-
Forfeited	-	-
Outstanding at June 30, 2011	1,350,000	$4.57
Exercisable at June 30, 2011	375,000	$4.86

At June 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.01 to $4.75 and 4.86 years, respectively. The intrinsic value of the exercisable options outstanding at June 30, 2011 was $574,500.

Common Stock Warrants

During May and June 2011, the Company granted an aggregate of 51,600 common stock warrants as a commission for the sale of common stock. The warrants are exercisable at $3.85 per share, vest immediately and have a term of 1 year. The fair value of the warrants was determined to be $176,600 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.18%, (2) expected term of 1 year (3) expected volatility of 148.57% and (4) zero expected dividends. The fair value was recorded against additional paid-in capital as stock issuance costs.

During the year ended June 30, 2010, there were no warrants granted or outstanding and as of the date covered by this report, no warrants have been exercised.

A summary of warrant activity for the year ended June 30, 2011 is reflected below:

	Warrants	Weighted- Average Exercise Price
Outstanding at June 30, 2010	-	$-
Granted	51,600	3.85
Canceled	-	-
Forfeited	-	-
Outstanding at June 30, 2011	51,600	$3.85
Exercisable at June 30, 2011	51,600	$3.85

At June 30, 2011, the exercise price and the weighted average remaining contractual life of the warrants outstanding were $3.85 and 0.94 years, respectively. The intrinsic value of the warrants exercisable at June 30, 2011 was $59,340.

NOTE 7 – COMMITMENTS

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

Corporate Development Services Agreement

On September 27, 2010, the Company entered into a Corporate Development Services Agreement with CRG Finance AG. The Company has agreed to pay to CRG the following amounts for the Advisory Services: (i) an inception fee of $100,000; and (ii) a monthly services fee of $25,000 commencing September 1, 2010.  CRG shall be paid $10,000 per month of the Advisory Services Fee, with the balance of $15,000 per month together with the Inception Payment accruing until completion of the first Company financing following the date of the Services Agreement when such accruals shall be fully due and payable. During May and June 2011, the inception fee and the accrued monthly service fees through June 2011 were paid in full. In July 2011, Ardent Mines and CRG entered into a suspension agreement whereby the investment banking services were terminated and the monthly service fees beginning July 2011 will no longer be due.

NOTE 8 - INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%.

The significant components of deferred income tax assets at June 30, 2011 are as follows:

	June 30, 2011	June 30, 2010

Net operating loss carry forward	$820,000	$190,000
Valuation allowance	(820,000)	(190,000)

Net deferred income tax asset	$-	$–

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

The cumulative net operating loss carry-forward is approximately $2,300,000 at June 30, 2011, and will expire in the years 2021 to 2030.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 15d-15(b). Based upon that evaluation, management has concluded that our current disclosure controls and procedures were not effective as of June 30, 2011. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below. Management intends to remediate the material weaknesses as set out below.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2011, the Company's internal control over financial reporting was not effective due to the following:

-
Non-timely recording of certain accounting entries. Certain adjusting journal entries were required at the end of accounting periods, based on review by our outside accountants, which entries should have been recorded during the period. In particular, share-based compensation expense and accounts payable accruals  were recorded only after review by our outside auditors instead of being recorded as the same arose which would have been the case had we maintained full-time internal accounting personnel.

We will upgrade the amount we spend on our accounting department if and when our mining operations become successful.  Until then, we balance the cost of accounting personnel with the benefits of desired controls.  We currently feel that our money is properly safeguarded and our transactions are timely and properly reported.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of August 17, 2011:

Name	Age	Position

Leonardo Alberto Riera	51	President, Chief Executive Officer and Director
Luis Feliu	66	Chief Financial Officer
Luciano de Freitas Borges	51	Director
James Ladner	72	Director
Gabriel Margent	59	Director

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company as of August 17, 2011.

Leonardo Alberto Riera.  On August 25, 2010, Mr. Leonardo Alberto Riera was appointed as a member of our Board of Directors and as our President. Mr. Riera is an investment banker and management consultant.  He is currently an Executive Director of the Asia America Equity Exchange, an entity which promotes investments and commercial transactions between China and the Americas.  He has held this position since 2008.  From 2007-2008, Mr. Riera was the Director of Asset Structuring and Credit Analysis at INTL Consilium, LLC, where he was in charge of the analysis and credit decisions for a substantial portion of the corporate portfolio of an emerging markets hedge fund.  From 1987-2010, he was a partner and the Chief Executive Officer of Latin American Advisors, Inc., an entity focused on providing mergers and acquisitions advice to wealthy families and medium-sized corporations.  From 1988-1998, he was Executive Director and Country Head for Bankers Trust Company in Venezuela.  From 1986-1987 he was Head of Citicorp Investment Bank’s Mergers and Acquisitions unit in Caracas, Venezuela.  Mr. Riera was elected three times as President of the International Banking Association of Venezuela, and was also elected as a Representative to the Congress of the Republic of Venezuela in 1998, where he also served as member of the prestigious Finance Commission of the House. In June of 2011, Mr. Riera was knighted by the Order of Malta, in a ceremony held at the Vatican.

Director Qualifications:
The Company has determined that Mr. Riera’s extensive experience in finance and as a businessman, and his professional knowledge of South America, has provided him with the skills and contacts necessary to serve as an officer and director and to provide related services to the Company.

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

Luciano de Freitas Borges.  Mr. Borges commenced his services as a member of our Board of Directors as of December 9, 2010. Mr. Borges spent over 28 years working in Brazil’s mining industry, in both government and the private sector.  His positions have included serving as the National Secretary of Mines and Metallurgy in Brazil’s Ministry of Mines and Energy from 1993-2001, and serving as Senior Advisor to the Ministry & Strategic Planning Executive Officer to the Brazilian Geological Survey since 2002.  From 2007 to 2008 he was Chief Executive Officer of Steel Mineracao do Brasil S.A., and since 2006 he has served as the Senior Partner and Chief Executive Officer of Ad Hoc Associated Advisors Inc., a consulting company.  His current activities include serving on the Boards of Directors of Amerix Precious Metals Corporation and Ouro Roxo Participacoes S.A., each of which are developing gold projects in Brazil.  Mr. Borges studied geology at the University of Brasilis, and received both a masters degree in that field and a MBA in Mineral Economics and Mineral Projects Valuation.

Director Qualifications:
The Company has determined that Mr. Borges’ extensive experience in mining operations in Brazil has provided him with the knowledge, skills and professional contacts necessary to serve as a director of the Company.

James Ladner.  Mr. Ladner commenced his services as a member of our Board of Directors as of December 2, 2010.  Mr. Ladner has served as a self-employed financial consultant in Kilchberg (Zurich), Switzerland since 1992, and presently serves as a professional company director. He is a director and a member of the audit committees of Oracle Energy Corp. (since 2007), Colt Resources Inc. (since 2010), Royal Coal Corp. (since 2010) and Red Rock Resources plc (since 2011).  From 1992-2002, he was a co-founder and managing director of RP&C International, where he was involved in the syndication and sale of dollar convertible bonds, shares and warrants of North American companies in Europe. He served as the non-executive chairman of Bank Austria (Switzerland) Ltd. from 1992-2001. Previously he was an Executive Vice President of Coutts Bank (Switzerland) Ltd. – now RBS Coutts Bank, where he was employed from 1964 -1992.

As a professional company director he has served on the boards of several other companies, funds and banks in Switzerland, including The Royal Bank of Scotland AG, Interallianz Bank AG, Asahi Bank AG, F. Van Lanschot Bankiers (Switzerland) Ltd., Atlantic Finanz AG, Immofonds, Verit Immobilien, Ahold Finance group. He has also served on boards outside Switzerland, including Energy Capital Investment Co. plc, Equator Exploration Ltd., StrataGold Corporation, Pan Pacific Aggregates plc, Nevoro Inc. and Coastport Capital Inc.  He was a member of the Swiss Admissions Commission for listing on Swiss Stock Exchanges and a member of the Swiss Capital Market Commission of the Swiss National Bank from 1990-1992.  Mr. Ladner is a graduate of the University of St. Gallen in Switzerland.

Director Qualifications:
The Company has determined that Mr. Ladner’s extensive experience in finance and as a businessman, as well as his extensive experience as a board member, has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Gabriel Margent.  Mr. Margent commenced his services as a member of our Board of Directors as of November 1, 2010.  From 1987-2008, Mr. Margent was employed by Merrill Lynch & Co., Inc. where he served in a broad range of executive positions, including Vice President of Finance in the Office of General Counsel, Vice President of Finance in Global Human Resources, and Vice President of Finance in Investment Banking.  Mr. Margent is presently the Chief Financial Officer of Appitalism, Inc., a position he has held since April, 2010.  Prior to this position, he served from 2008-2010 as a Consultant.

Director Qualifications:
The Company has determined that Mr. Margent’s extensive experience in finance and as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Conflicts Of Interest

The officers and directors of our Company are subject to restrictions regarding opportunities which may compete with the Company's business plan.  New opportunities which are brought to the attention of the officers and directors of the Company must be presented to the Board of Directors and made available to the Company for consideration and review under principles of state law corporate opportunity doctrines.  A breach of this requirement could be construed as a breach of the fiduciary duties of the officer or director.  Our Ethics Policy requires each employee to avoid any activity, investment or association that conflicts or interferes with the independent exercise of his or her judgment or actions adverse to the Company's best interests.  Under the Ethics Policy, no employee, or any member of employee's immediate family, is permitted to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of the Company where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. No directors, officers or employees are permitted to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect the Company's business.  No employee is permitted to use Company property, services, equipment or business for personal gain or benefit.  Employees may not act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with the Company, or conduct business on behalf of the Company with any company or firm in which the employee or a family member has a substantial interest or affiliation. Exceptions require advance written approval from the Chief Financial Officer.  Employees must not personally benefit from outside endeavor as a result of their employment by the Company.   Other than the provisions of our Ethics Policy governing conflicts of interest, we have not adopted a specific conflicts of interest policy.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the company: (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type or business, securities or banking activities; or (4) was found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended June 30, 2011, all such filing requirements applicable to our Company were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Leonardo Riera	2	2
Luis Feliu	1	1
Luciano de Freitas Borges	1	1
James Ladner	1	1
Gabriel Margent	1	1

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To the knowledge of the Company, there have been no reported violations of the Code of Ethics.  In the event of any future amendments to, or waivers from, the provisions of the Code of Ethics, we intend to describe on our Internet website, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Board Committees

Audit Committee

The Company’s Board of Directors currently has an Audit Committee consisting of Mr. Margent and Mr. Ladner.  The Company’s Board of Directors has determined that each of Mr. Margent and Mr. Ladner are independent directors.  The Company has adopted the standards for director independence contained in the Nasdaq Marketplaces Rule5605(a)(2).  Mr. Margent serves as the Audit Committee’s financial expert.

Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and (6) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

Mr. Margent serves as the Audit Committee’s financial expert.

Disclosure Committee

Disclosure committee functions are performed by our entire board of directors.

Director Nominations

There have been no changes in the year ended June 30, 2011 to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table (1)(2)

Name and Principal Position	Year	Salary	Option Awards	Total

Leonardo Riera, President, Chief Executive	2011 (3)	$230,000	$579,990	$809,990
Officer and Director (3)	2010 (3)	$0	$0	$0

Urmas Turu, Former President, Chief Executive	2011 (4)	$0	$0	$0
Officer, Chief Financial Officer and Director (4)	2010 (4)	$0	$0	$0

Luis Feliu,	2011 (5)	$59,500	$35,135	$94,635
Chief Financial Officer (5)	2010 (5)	$0	$0	$0

(1) The table reflects each of the Company’s last two completed fiscal years.  Pursuant to permissive authority under S-K Rule 402(a)(5) we have omitted tables and columns where there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

No persons have been entitled to compensation in excess of $100,000 per year prior to the fiscal year ended June 30, 2011.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Leonardo Riera, President, Chief Executive Officer and Director (1)	50,000	0	$.01	2/4/2016
	125,000	0	$4.75	5/12/2016
		375,000	$4.75	5/12/2016

Urmas Turu, Former President, Chief Executive Officer, Chief Financial Officer and Director (2)	0	0	N/A	N/A

Luis Feliu, Chief Financial Officer (3)	12,500	0	$4.75	5/12/2016
	0	37,500	$4.75	5/12/2016

Director Compensation Paid in 2011

Name	Fees earned or paid in cash	Options	Total
Luciano de Freitas Borges	$47,545.10	$140,358.83	$187,903.93

James Ladner	$35,000.00	$140,358.83	$175,358.83

Gabriel Margent	$40,000.00	$105,406.02	$145,406.02

Compensation of Officers and Directors

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

On February 4, 2011, the Company granted Leonardo Riera options to purchase 50,000 common shares at $.01 per share. This option was granted in lieu of the 50,000 shares he was entitled to receive pursuant to his Employment Agreement with the Company.

On May 12, 2011, Mr. Riera was granted options to purchase 500,000 shares of the Company’s common stock at a purchase price of $4.75 per share.  Twenty-five percent (25%) of this grant shall vest upon the date of the grant, and an additional twenty-five (25%) of this grant shall vest for each six (6) month period from the date of the grant.

Luciano Borges

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

On May 12, 2011, Mr. Borges was granted options to purchase 200,000 shares of the Company’s common stock at a purchase price of $4.75 per share.  Twenty-five percent (25%) of this grant shall vest upon the date of the grant, and an additional twenty-five (25%) of this grant shall vest for each six (6) month period from the date of the grant.

Technical Advisory Services Agreement between the Company and Ad Hoc Associated Advisors Inc.

In addition to Mr. Borges’ service as a Member of the Board, he shall provide consulting services to the Company through Ad Hoc Associated Advisors Inc. (the “Technical Advisor”), a Company of which he is the Chief Executive Officer.  Such consulting services shall relate to the Company’s mining activities, and shall be governed by the Technical Advisory Services Agreement dated as of December 9, 2010 (the “Agreement”), by and between the Company and the Technical Advisor.

The Company shall compensate the Technical Advisor as follows: (i) The Technical Advisor shall be paid at a rate of Two thousand five hundred U.S. Dollars ($2,500) per month; and (ii) be eligible to receive a bonus of restricted common stock.  Either party may terminate the Agreement on thirty (30) days written notice.

James Ladner

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

On May 12, 2011, Mr. Ladner was granted options to purchase 200,000 shares of the Company’s common stock at a purchase price of $4.75 per share.  Twenty-five percent (25%) of this grant shall vest upon the date of the grant, and an additional twenty-five (25%) of this grant shall vest for each six (6) month period from the date of the grant.

Gabriel Margent

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

On May 12, 2011, Mr. Margent was granted options to purchase 150,000 shares of the Company’s common stock at a purchase price of $4.75 per share.  Twenty-five percent (25%) of this grant shall vest upon the date of the grant, and an additional twenty-five (25%) of this grant shall vest for each six (6) month period from the date of the grant.

Equity Incentive Plan

On May 12, 2011, the Company adopted a Stock Option Plan, authorizing the grant of up to 2,500,000 shares of the Company’s common stock.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of August 17, 2011 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's beneficial ownership interest in 16,013,650 issued and outstanding shares of the Company's common stock.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders
Urmas Turu (1)	1,760,000	0	1,760,000	11%

Executive Officers and Directors
Leonardo Riera (2)	0	175,000	175,000	**	%

Luis Feliu (3)	0	12,500	12,500	**	%

Luciano de Freitas Borges (4)	0	50,000	50,000	**	%

James Ladner (5)	0	50,000	50,000	**	%

Gabriel Margent (6)	0	37,500	37,500	**	%

The mailing address for each of the listed individual is c/o Ardent Mines Limited, 100 Wall Street, 21st Floor, New York, NY 10005.

*A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty (60) days, including but not limited to any right to acquire beneficial ownership through the exercise of any option, warrant or right.

* *Less than 1%.

(1)	On August 25, 2010 Mr. Urmas Turu resigned as the President of the Company. He remained a member of the Company’s Board of Directors until March 22, 2011.
(2)	Mr. Riera is the Company’s President, Chief Executive Officer and a member of the Company’s Board of Directors.
(3)	Mr. Feliu is the Company’s Chief Financial Officer.
(4)	Mr. Borges is a member of the Company’s Board of Directors.
(5)	Mr. Ladner is a member of the Company’s Board of Directors.
(6)	Mr. Margent is a member of the Company’s Board of Directors.

The Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

The Company’s Board of Directors has determined that each of Mr. Margent and Mr. Ladner are independent directors.  The Company has adopted the standards for director independence contained in the Nasdaq Marketplaces Rule5605(a)(2).  Mr. Riera and Mr. Borges are not independent directors.

The Company’s Board of Directors currently has an Audit Committee consisting of Mr. Margent and Mr. Ladner.  The Company’s Board of Directors also has a Disclosure Committee, consisting of the entire Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses accounting fees and services which we paid to our auditor, MaloneBailey LLP, during fiscal 2011 and 2010:

Type of Services Rendered	2011	2010

(a) Audit Fees	$15,000	$10,000

(b) Audit-Related Fees	$-	$-

(c) Tax Fees	$-	$-

Audit Fees

The aggregate fees billed by MaloneBailey, LLP, for professional services rendered for the audit of the Company's annual financial statements and reviews of the Company’s financial statements included in our Form 10Qs for the fiscal year ended June 30, 2011 totaled $15,000.  The aggregate fees billed by MaloneBailey, LLP for professional services rendered for the audit of our annual financial statements included in the Company’s Annual Report and reviews of the Company’s financial statements included in our Form 10Qs for the fiscal year ended June 30, 2010 were $10,000.

Audit-Related Fees

The aggregate fees billed by MaloneBailey, LLP for audit related services for the fiscal year ended June 30, 2011, and which are not disclosed in “Audit Fees” above, were $0. The aggregate fees billed by MaloneBailey, LLP for audit related services for the fiscal year ended June 30, 2010, and which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by MaloneBailey, LLP for tax compliance for the fiscal year ended June 30, 2011 was $0. The aggregate fees billed by MaloneBailey, LLP for tax compliance for the fiscal year ended June 30, 2010 was $0.

All Other Fees

The aggregate fees billed by MaloneBailey, LLP for services other than those described above, for the year ended June 30, 2011, were $0.  The aggregate fees billed by MaloneBailey, LLP for services other than those described above, for the year ended June 30, 2010, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by MaloneBailey, LLP during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2000.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2000.

Exhibit 10.1
Trust Agreement between Taras Chebountchak and Ardent Mines Limited, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2007.

Exhibit 10.2
Consulting Agreement between Ardent Mines Limited and Natasha Lysiak, Independent Consultant, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-KSB, filed with the Securities and Exchange Commission on September 28, 2007.

Exhibit 10.3	Consulting Agreement between Ardent Mines Limited and Executive Consulting Services Group,
dated as of September 1, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2010.

Exhibit 10.4
Corporate Development Services Agreement, by and between Ardent Mines Limited and CRG Finance AG, dated as of September 27, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2010.

Exhibit 10.5
Promissory Note, by and between the Company and CRG Finance AG, dated as of August 31, 2010, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.6
Letter of Intent to Acquire Rio Sao Pedro Mineracao LTDA, by and between the Company and Rio Sao Pedro Mineracao LTDA, dated as of September 25, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.7
Employment Agreement, by and between the Company and Leonardo Riera, dated as of September 27, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.8
Convertible Promissory Note, by and between the Company and CRG Finance AG, dated as of October 19, 2010, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.9
Agreement, by and between the Company and Luciano de Freitas Borges, dated as of December 9, 2010, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 14, 2011.

Exhibit 10.10
Exploration and Acquisition Agreement, by and between the Company and Afrocan Resources Ltd., dated as of December 12, 2010, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 14, 2011.

Exhibit 10.11
Exploration and Acquisition Agreement, by and between the Company and Afrocan Resources Ltd., dated as of December 12, 2010, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 14, 2011.

Exhibit 10.12	Purchase Agreement by and between the Company, Gold Hills Mining Ltda. and the shareholders of Gold Hills Mining Ltda., dated as of May 4, 2011.

Exhibit 10.13	Stock Option Plan, adopted as of May 12, 2011.

Exhibit 10.14	Form of Stock Option Agreement, with schedule of grants appended.

Exhibit 14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 2003.

Exhibit 21	List of Subsidiaries.

Exhibit 23.1
Consent of Jeffrey Volk, Geologist, SRK Consulting (U.S.), Inc. to filing of Technical Report on Exploration, dated as of July 5, 2011, incorporated by reference to Item 24 of Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2011.

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

Exhibit 99.1
NI 43-101 Technical Report on Exploration, dated July 5, 2011, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2011.

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

Dated:  August 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leonardo Riera
Name:	Leonardo Riera
Title:	President, Chief Executive Officer,
Principal Executive Officer and Director
Dated:	August 30, 2011

/s/ Gabriel Margent
Name:	Gabriel Margent
Title:	Director
Dated:	August 30, 2011

/s/ James Ladner
Name:	James Ladner
Title:	Director
Dated:	August 30, 2011

/s/ Luciano de Freitas Borges
Name:	Luciano de Freitas Borges
Title:	Director
Dated:	August 30, 2011

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2000.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2000.

Exhibit 10.1
Trust Agreement between Taras Chebountchak and Ardent Mines Limited, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2007.

Exhibit 10.2
Consulting Agreement between Ardent Mines Limited and Natasha Lysiak, Independent Consultant, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-KSB, filed with the Securities and Exchange Commission on September 28, 2007.

Exhibit 10.3	Consulting Agreement between Ardent Mines Limited and Executive Consulting Services Group,
dated as of September 1, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2010.

Exhibit 10.4
Corporate Development Services Agreement, by and between Ardent Mines Limited and CRG Finance AG, dated as of September 27, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2010.

Exhibit 10.5
Promissory Note, by and between the Company and CRG Finance AG, dated as of August 31, 2010, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.6
Letter of Intent to Acquire Rio Sao Pedro Mineracao LTDA, by and between the Company and Rio Sao Pedro Mineracao LTDA, dated as of September 25, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.7
Employment Agreement, by and between the Company and Leonardo Riera, dated as of September 27, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.8
Convertible Promissory Note, by and between the Company and CRG Finance AG, dated as of October 19, 2010, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.9
Agreement, by and between the Company and Luciano de Freitas Borges, dated as of December 9, 2010, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 14, 2011.

Exhibit 10.10
Exploration and Acquisition Agreement, by and between the Company and Afrocan Resources Ltd., dated as of December 12, 2010, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 14, 2011.

Exhibit 10.11
Exploration and Acquisition Agreement, by and between the Company and Afrocan Resources Ltd., dated as of December 12, 2010, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 14, 2011.

Exhibit 10.12	Purchase Agreement by and between the Company, Gold Hills Mining Ltda. and the shareholders of Gold Hills Mining Ltda., dated as of May 4, 2011.

Exhibit 10.13	Stock Option Plan, adopted as of May 12, 2011.

Exhibit 10.14	Form of Stock Option Agreement, with schedule of grants appended.

Exhibit 14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 2003.

Exhibit 21	List of Subsidiaries.

Exhibit 23.1
Consent of Jeffrey Volk, Geologist, SRK Consulting (U.S.), Inc. to filing of Technical Report on Exploration, dated as of July 5, 2011, incorporated by reference to Item 24 of Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2011.

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

Exhibit 99.1
NI 43-101 Technical Report on Exploration, dated July 5, 2011, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2011.