Form 10-Q
period 2011-09-30
ARDENT MINES LTD
filed 2011-11-21
CIK 1129018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

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

If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 16,320,191 shares of Common Stock, par value $0.00001, outstanding as of  November 21, 2011.

ARDENT MINES LIMITED

FORM 10-Q

September 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURES

2

 PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

September 30, 2011

ARDENT MINES LIMITED (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current Assets
Cash	$779,402	$885,978
Prepaid expenses	35,417	-
Total Current Assets	814,819	885,978

Property and equipment, net of accumulated depreciation	9,768	3,641
Mining rights	528,701	250,000

TOTAL ASSETS	$1,353,288	$1,139,619

LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$110,732	$108,904
Accrued liabilities	136,938	94,941
Convertible notes payable	750,000	750,000
Related party advances	8,244	-
Derivative liabilites	569,387	-
Total Current Liabilities	1,575,301	953,845

TOTAL LIABILITIES	1,575,301	953,845

Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized 16,273,391 and 16,013,650 issue and outstanding, respectively	163	160
Additional paid-in capital	8,307,183	6,792,917
Deficit accumulated during the exploration stage	(8,682,851)	(6,607,303)
Accumulated other comprehensive income	153,492	-
Total Stockholders’ Equity (Deficit)	(222,013)	185,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,353,288	$1,139,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARDENT MINES LIMITED (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF EXPENSES (Unaudited)

	Three Months Ended September 30,		July 27, 2000 (Inception) Through September 30, 2011
	2011	2010

Operating expenses:
Consulting fees	$58,238	$5,000	$2,984,909
Director compensation	1,283,595	-	3,301,870
Executive compensation	100,200	119,500	474,200
Investment banking services	-	-	258,560
Other general and administrative	278,047	564	372,877
Legal and accounting	233,177	38,507	849,824
Marketing	-	-	86,080
Mining exploration	-	10,000	24,588
Travel	164,883	20,849	384,352
Total operating expenses	2,118,140	194,420	8,737,260

Other income (expenses)
Interest expense	(14,063)	-	(40,294)
Other income	-	-	231
Interest income	213	-	316
Gain on derivatives	56,442	-	56,442
Debt forgiveness	-	-	37,714
Total other income	42,592	-	54,409

NET LOSS	$(2,075,548)	$(194,420)	$(8,682,851)

Other comprehensive income:
Gain on foreign currency translation	153,492	-	153,492

Comprehensive loss	$(1,922,056)	$-	$(8,529,359)

Net loss per share – basic and diluted	$(0.13)	$(0.00)

Weighted average shares outstanding -
basic and diluted	16,273,391	14,957,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARDENT MINES LIMITED (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended September 30,		Inception (July 27, 2000) Through September 30, 2011
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,075,548)	$(194,420)	$(8,682,851)
Adjustments to reconcile net loss to
cash used in operating activities:
Debt forgiveness	-	-	(37,714)
Gain on derivative liabilities	(56,442)	-	(56,442)
Options expense	1,238,595	-	3,236,325
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	84,500	2,575,000
Change in:
Prepaid expenses	(35,417)	-	(35,417)
Accounts payable accrued liabilities	43,825	10,000	269,255
NET CASH USED IN OPERATING ACTIVITIES	(884,987)	(99, 920)	(2,730,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of property and equipment	(6,127)	-	(9,768)
Cash paid for acquisition of mining rights	(278,701)	-	(528,701)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(284,828)	-	(538,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock, net of issuance costs	901,503	-	3,120,560
Advances from related party	8,244	5,064	24,373
Proceeds from notes payable	-	100,000	750,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	909,747	105,064	3,894,933

EFFECTS OF FOREIGN EXCHANGE ON CASH	153,492	-	153,492

NET CHANGE IN CASH	(106,576)	5,144	779,402
CASH AT BEGINNING OF PERIOD	885,978	4,736	-
CASH AT END OF PERIOD	$779,402	$9,880	$779,402

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Noncash Investing and Financing Activities:
Derivative liabilities	$625,829	$-	$625,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 ARDENT MINES LIMITED

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines Limited have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mines' Annual Report filed with the SEC on Form 10−K for the fiscal year ended June 30, 2011. In the opinion of management, all adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended June 30, 2011 as reported in the Form 10−K have been omitted.

NOTE 2 - GOING CONCERN

Ardent Mines has incurred net losses since inception and has a negative working capital at September 30, 2011. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding  Ardent Mines' ability to continue as a going concern.

NOTE 3 – ACQUISITION OF MINING RIGHTS

On May 4, 2011, Ardent Mines acquired Gold Hills Mining Ltda. which owns certain mining rights in Brazil. The aggregate purchase price paid was $400,000 which was recorded as capitalized mining rights in the balance sheet as of September 30, 2011. $250,000 of the purchase price was paid during the year ended June 30, 2011 and the remaining $150,000 was paid during the three months ended September 30, 2011.

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

During the three months ended September 30, 2011, Ardent Mines made aggregate payments of $128,701 towards the acquisition of  mineral rights located in the Carajas Mineral Province of Brazil (see Note 8). The payments are classified on the balance sheet as mining rights as of September 30, 2011.

NOTE 4 – ADVANCES FROM RELATED PARTY

During the three months ended September 30, 2011, Ardent received advances of $8,244 from Luciano de Freitas Borges one of the Company’s directors.  The advances are unsecured, bear no interest and are due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the year ended June 30, 2011, the Company borrowed a total of $750,000 from CRG Finance AG at a rate of 7.5% per annum. This unsecured loan, plus any interest accumulated, is due upon demand beginning October 18, 2011. On October 18, 2011, the loan becomes convertible into common stock at the holder’s option at $3.68 per share. Ardent Mines evaluated the conversion option under FASB ASC 815-15 and determined the conversion option does not qualify as a derivative. Ardent Mines then evaluated the conversion option under FASB ASC 470-20 for a beneficial conversion feature and determined that the conversion option does not contain a beneficial conversion feature. As of September 30, 2011, the unpaid principal on this note totaled $750,000.

NOTE 6 – DERIVATIVES

As of September 30, 2011, Ardent Mines has an aggregate of 277,923 outstanding warrants containing exercise price reset provisions which requires derivative treatment under FASB ASC 815-15. The warrants were originally issued on September 7, 2011.

The fair value of these liabilities as of September 7, 2011 and September 30, 2011 totaled $625,829 and $569,387, respectively and was calculated using a lattice model. The net change in the fair value of these derivative liabilities during the three months ended September 30, 2011 was $56,442.

Fair Value Measurement

Ardent Mine’s values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Ardent utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. Ardent classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Ardent Mine’s uses Level 3 to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2011.

	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -

Liabilities
Derivative warrants	$ -	$ -	$ 569,387	$ 569,387

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Warrants
Fair value at June 30, 2011	$ -
Fair value of warrants issued	625,829
Change in fair value of derivative liabilities	(56,442)
Fair value at September 30, 2011	$ 569,387

NOTE 7 – STOCKHOLDERS’ EQUITY

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

During the three months ended September 30, 2011, Ardent Mines sold an aggregate of 259,741 common shares and 259,741 common stock warrants for aggregate cash proceed of $901,503, net of stock issuance costs of $98,500. In addition to the cash commissions, Ardent Mines also granted 18,182 common stock warrants as additional commissions. The warrants have a fair value of $40,945. See Warrants  section below for details of the warrants.

Common Stock Options

On February 4, 2011, the Company granted Leonardo Riera options to purchase 50,000 common shares at $0.01 per share which options vest immediately and have a term of 5 years. The options were granted in lieu of the 50,000 shares he was entitled to receive pursuant to his employment agreement dated September 27, 2010. The 50,000 common shares he was originally granted were fair valued and expensed at $84,500 during September 2010. On the date of the modification of the award, the fair value of the options granted was determined to be $229,066 and the fair value of the shares originally granted was determined to be $229,500. The fair value of the modified award on February 4, 2011 decreased; accordingly, there was no additional expense recorded. The fair value of the options was determined using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 1.25%, (2) expected life of 2.5 years (3) expected volatility of 169.52% and (4) zero expected dividends.

On May 12, 2011, the Company granted its Board members an aggregate of 1,300,000 stock options exercisable at $0.01 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $5,368,121 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.98%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities between 165.66% and 198.46% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the three months ended September 30, 2011, $1,238,595 was expensed. The remaining $2,216,296 will be expensed over the remaining vesting period.

During the three months ended September 30, 2011, there were no common stock options granted.

A summary of option activity for the quarter ended September 30, 2011 is reflected below:

	Options	Weighted- Average Exercise Price
Outstanding at June 30, 2011	1,350,000	$4.57
Granted	-	-
Canceled	-	-
Forfeited	-	-
Outstanding at September 30, 2011	1,350,000	$4.57
Exercisable at September 30, 2011	375,000	$4.12

At September 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.01 to $4.75 and 4.61 years, respectively. The intrinsic value of the exercisable options outstanding at September 30, 2011 was $212,000.

Common Stock Warrants

On May 30, 2011, the Company granted 41,600 common stock warrants as a commission for the sale of common stock. The warrants are exercisable at $3.85 per share, vest immediately and have a term of 1 year. The fair value of the warrants was determined to be $142,375 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.18%, (2) expected term of 1 year (3) expected volatility of 148.57% and (4) zero expected dividends. The fair value was recorded against additional paid-in capital as stock issuance costs.

On September 7, 2011, the Company sold 259,741 common stock warrants for cash (see Common Stock section above) and issued 18,182 common stock warrants for commissions on the sale. The warrants are exercisable at $4.15 per share, vest immediately and expire on September 7, 2016. The aggregate fair value of these warrants was determined to be $625,829 using a lattice model (see Note 6). The warrants were accounted for as derivative liabilities.

A summary of warrant activity for the year ended September 30, 2011 is reflected below:

	Warrants	Weighted- Average Exercise Price
Outstanding at June 30, 2011	51,600	$3.85
Granted	277,923	4.15
Canceled	-	-
Forfeited	-	-
Outstanding at September 30, 2011	329,523	$4.10
Exercisable at September 30, 2011	329,523	$4.10

At September 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $3.85 to $4.15 and 4.28 years, respectively. The intrinsic value of the warrants exercisable at September 30, 2011 was $48,432.

NOTE 8 – SUBSEQUENT EVENTS

On October 18, 2011, Ardent Mines closed on its acquisition of  mineral rights in 9,000 acres located in the Carajas Mineral Province of Brazil with an option exercise payment of $350,000 made to the Cooperativa dos Produtores de Minerios de Curionópolis (“COOPEMIC”). $128,701 of this payment was made prior to September 30, 2011.

In addition to the option exercise payment made to COOPEMIC, Ardent Mines has undertaken certain exploration commitments to COOPEMIC. Ardent Mines has also agreed to make subsequent payments to COOPEMIC on the basis of the exploration report and the extent of the extraction of gold, silver, copper and their respective by-products. If Ardent Mines determines it is advisable to continue exploration, Ardent Mines shall pay to COOPEMIC $250,000 after six months of exploration and an additional $150,000 after twelve months of exploration. If Ardent Mines’ exploration activities confirm the existence of gold, silver or cooper and their respective by-products in excess of 400,000 gold equivalent ounces, Ardent Mines shall pay to COOPEMIC 30% of $24 per gold equivalent ounce contained in the mineral reserves in three tranches: (i) one-third shall be paid when the Brazilian National Department of Mineral Production shall approve the final mineral exploration report; (ii) one-third shall be paid upon commencement of the extraction of gold, silver, copper and their respective by-products, contained in the areas covered by the mining rights; and (iii) one-third shall be paid within six months from the date of commencement of the extraction of gold, silver and copper and their respective by-products, contained in the areas covered by the mining rights.

During November 2011, Ardent Mines issued 46,800 common shares for cash proceeds of $143,676.

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

BUSINESS

Corporate Information

We were incorporated in the State of Nevada on July 27, 2000. We are presently engaged in the acquisition and exploration of mining properties.  Our address is 100 Wall Street, 21st  Floor, New York, NY 10005. Our telephone number is (855) 273-3686.

Background

In August 2000, we acquired the right to prospect one mineral property containing eight mining claims located on Copperkettle Creek in British Columbia, Canada.  We have allowed these claims to lapse.  From August 26, 2006 to December 11, 2006, we did not conduct any operations.  During that period, we intended to identify an acquisition or merger candidate with ongoing operations in any field.  However in December 2006 we decided to acquire the right to explore a new property in British Columbia and returned to the business of mineral exploration. On April 30, 2009, we decided not to renew certain claims, and later determined not to pursue its remaining claim in Canada.   We subsequently determined to pursue other mining development opportunities.

The Company’s Current Business Operations

During the fiscal year ended June 30, 2011, we appointed new officers and directors, opened a new office, and negotiated and conducted due diligence regarding several potential acquisitions.  Our most significant achievement to date has been its acquisition of Gold Hills Mining Ltda., as described below.  During the fiscal quarter ended September 30, 2011, the Company has continued the exploration of the Gold Hills property and pursued a mining project in Para, Brazil, as described below.

Gold Hills Mining Ltda.

In January of 2011, we entered into a term sheet to acquire Gold Hills Mining Ltda. (“Gold Hills”), a Brazilian corporation which possesses rights for mineral extraction on properties located in Northeastern Brazil.  After the completion of due diligence, on May 4, 2011, we acquired Gold Hills pursuant to a Purchase Agreement (the “Purchase Agreement”) by and between the Company, Gold Hills and the two shareholders of Gold Hills (such shareholders are referred to herein as the “Sellers”).  Pursuant to the Purchase Agreement, the Sellers have sold us One Hundred Percent (100%) of all the issued and outstanding equity interests (the “Shares”) of Gold Hills in accordance with the following terms:

(a)	Payment of two hundred and fifty thousand U.S. dollars ($250,000), which has been paid.

(b)	We shall conduct an exploration campaign at the properties (the “Exploration”). Upon the completion of the Exploration, the following amounts shall be paid by Gold Hills to the Sellers:

(i)	If the Exploration confirms the existence of gold mineral reserves of less than Three Hundred Thousand (300,000) ounces, no additional payment shall be made by the Company to the Sellers.

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

(c)

Upon Gold Hills obtaining certain enumerated environmental licenses which are necessary to commence Gold Hills planned mining operations, we will make an additional cash payment to the Sellers in the amount of Seven Hundred Thousand U.S. Dollars ($700,000).

(d)

Upon the commencement of the successful mining and processing of gold by Gold Hills, the Sellers shall be entitled to receive a royalty equal to Two Percent (2%) of Gold Hills’ gross income, as calculated in accordance with generally accepted accounting principles.

Subject to our determination of the existence of such gold reserves as set forth above, we have agreed to invest Three Million Five Hundred Thousand U.S. Dollars ($3,500,000) in Gold Hills.

Pursuant to the Purchase Agreement, one of the Sellers shall be appointed to Gold Hills’ Board.  The Purchase Agreement also contains standard representations and warranties, and provides for arbitration in the event of any dispute.

Option to Acquire Mineral Rights in the State of Para, Brazil

Gold Hills Mining Ltda., our wholly owned Brazilian subsidiary, has executed an agreement (the “Option Agreement”) granting us an exclusive option to acquire mineral rights in the Carajas Mineral Province in the State of Para, Brazil.  On September 22, 2011, our Brazilian subsidiary Gold Hills Mining Ltda. gave an official notification to the Cooperative of Miners of Curianopolis (“COOPEMIC”) of our intent to exercise the mineral rights option in accordance with the procedures set forth in the exclusive agreement previously signed by the parties.  The closing of the exercise of the mineral rights option agreement occurred in October, 2011.

At the inception of the Option Agreement, the Company paid COOPEMIC $150,000, and following the period covered by this Report, has made an additional payment of $350,000.  The Company has agreed, under the Option Agreement, to expend a minimum of $5,000,000 in the exploration of the applicable mining rights area.  If the Company determines it is advisable to continue exploration, the Company shall pay to COOPEMIC $250,000 after six months of exploration and an additional $150,000 after twelve months of exploration.

If the Company’s exploration activities confirm the existence of gold, silver or cooper and their respective by-products in excess of 400,000 gold equivalent ounces, certified under the standard NI-43101, as established by the Canadian Securities Administration as “measured resources,” the Company shall pay to COOPEMIC, at the end of such initial exploration, 30% of $24 per gold equivalent ounce contained in the mineral reserves in three tranches: (i) one-third shall be paid when the Brazilian National Department of Mineral Production shall approve the final mineral exploration report; (ii) one-third shall be paid upon commencement of the extraction of gold, silver, copper and their respective by-products, contained in the areas covered by the mining rights; and (iii) one-third shall be paid within six months from the date of commencement of the extraction of gold, silver and copper and their respective by-products, contained in the areas covered by the mining rights.

Corporate Development Services Agreement

On September 27, 2010, we entered into a Corporate Development Services Agreement (the “Services Agreement”) with CRG Finance AG (“CRG”).  Pursuant to the Services Agreement, CRG has agreed to render to the Company consulting and other strategic advisory services (collectively, the “Advisory Services”). We agreed to pay to CRG the following amounts for the Advisory Services: (i) an inception fee of US$100,000.00 (one hundred thousand U.S. dollars) and (ii) a monthly services fee of US$25,000.00 (twenty five thousand U.S. dollars) per month, payable each month for the period commencing as of September 1, 2010.  CRG shall be paid $10,000 per month of the Advisory Services Fee beginning September 1, 2010, with the balance of $15,000 per month of the Advisory Services Fees together with the Inception Payment accruing until completion of the first Company financing when such accruals shall be fully due and payable.  In consideration of any and all Investment Banking Services provided to the Company, CRG shall receive in cash ten percent (10%) of the total value of each such transaction, payable at the closing of each such transaction. The Services Agreement also contains provisions for the reimbursement of reasonable expenses incurred by CRG, and for indemnification of CRG and its affiliates from claims related to the services provided under the Services Agreement.  The term of the Services Agreement shall be three years, and may be terminated at any time for any reason by CRG upon not less than thirty (30) days’ advance written notice. During May and June 2011, the inception fee and the accrued monthly service fees through June 2011 were paid in full. In July 2011, Ardent Mines and CRG entered into a suspension agreement whereby the investment banking services were suspended.   Subsequent to the date of this Report the investment banking services were reinstated.  During the year ended June 30, 2011, we borrowed a total of $750,000 from CRG at a rate of 7.5% per annum, calculated based on a year of 365 days and actual days elapsed. The loan, plus interest accumulated, is due thirty days from the date of delivery to the Borrower of a written demand for repayment by CRG. On October 18, 2011, the loan became convertible into common stock at the holder’s option at $3.68 per share.  As of the date of this Report, CRG has not yet made demand for repayment.

NI 43-101 Compliant Technical Report on Exploration of the Gold Hills Project

On July 5, 2011, we announced that we have received a 43-101 Technical Report on Exploration prepared by SRK Consulting (U.S.) Inc. for the Company’s “Serra du Ouro” Project in Brazil. Ardent Mines acquired all mineral rights in the Serra du Ouro project area, containing a highly mineralized vein of approximately 13 Kilometers in length, by purchasing 100% of the shares of Gold Hills Mining Ltda. in May of 2011.  The SRK NI 43-101 Technical Report on Exploration, dated July 5, 2011, was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2011, and is also available on Ardent Mines' website www.ardentmines.com. The report was prepared upon SRK's completion of a site visit and the analysis of geological and geophysical evidence. SRK confirmed the existence of a highly mineralized vein containing gold of high grade (4 to 7 g/t), originally prospected by the CPRM, an agency of the Brazilian government.

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

Results of Operations

Revenues

From the Company’s inception through September 30, 2011, we did not earn any revenues and incurred a net loss of $8,682,851. During the three month period ended September 30, 2011, we incurred a net loss of $2,075,548, as compared to the three month period ended September 30, 2010, in which we incurred a net loss of $194,420.

Expenses

For the Three Months Period Ended September 30, 2011 and September 30, 2010

During the three months ended September 30, 2011 we incurred total operating expenses of $2,118,140 which included $100,200 in executive compensation, $1,283,595 in directors compensation, $58,238 in consulting fees, $233,177 in legal and accounting fees, $278,047 in other general and administrative fees, and $164,883 for travel expenses. Comparatively, during the same period in 2010, we incurred total expenses of $194,420 which included $119,500 in executive compensation, $5,000 in consulting fees, $38,507 in legal and accounting fees, $564 in other general and administrative fees, and $20,849 for travel expenses. The Company’s expenses have increased as the Company has begun negotiating acquisitions, conducting due diligence and retaining staff.

Since Inception

Since the inception of the Company on July 27, 2000, we have incurred total operating expenses of $8,737,260 which included $2,984,909 in consulting fees, $849,824 in legal and accounting fees, $372,877 in other general and administrative fees, $86,080 in marketing, $3,776,070 in officer and director compensation, $258,560 in investment banking services $24,588 in mining and exploration, and $384,352 for travel expenses.

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

On September 7, 2011 (the “Closing Date”), pursuant to a securities purchase agreement, dated September 1, 2011, we completed the closing of a private placement offering of our securities (the “Offering”) for a total subscription proceeds of $1,000,003.50 through the issuance of 259,741 shares of the Company’s Common Stock at a purchase price of $3.85 per share (the “Shares”) to certain accredited investors (the “Investors”). In connection with the issuance of the Shares, the Investors received common stock purchase warrants to purchase up to 259,741 additional shares of our common stock (the “Warrants”). The initial exercise price of the Warrants is $4.15 per share, subject to adjustment therein, with a term of exercise equal to 5 years.  In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement, dated September 1, 2011 (the “Registration Rights Agreement”). We have filed a registration statement in order to register the Shares and the Warrant Shares. Pursuant to the terms of the Registration Rights Agreement, we are required to file a registration statement within 30 days following the date of the Securities Purchase Agreement and will cause the registration statement to be declared effective within 90 days of the date of the Securities Purchase Agreement (120 days in the event the SEC reviews the registration statement).  Net proceeds from the private placement have been used primarily to support our current exploration and development plans in Brazil together with our ongoing general corporate and working capital requirements.

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

On October 19, 2010, the Company entered into a Convertible Promissory Note with CRG Finance AG. CRG Finance AG has agreed to loan the Company an aggregate of up to One Million U.S. Dollars ($1,000,000) which may be drawn down by the Company in tranches at an interest rate of seven and one half percent (7.5%), calculated based on a year of 365 days and actual days elapsed. After the first anniversary thereof, the loan shall be due thirty (30) days after a demand is made by CRG Finance AG. In lieu of payment in cash, the CRG Finance AG may request that the Company repay any or all of the principal and/or interest in the form of restricted common stock of the Company at a price per share equal to eighty percent (80%) of the average closing price of the Company’s common stock over the thirty (30) days immediately preceding the closing of the planned acquisition of Rio Sao Pedro Mineracao LTDA (“RSPM”) or such other third-party assets or shares of a strategic acquisition company which may be acquired earlier than such RSPM closing. As of September 30, 2011, we have borrowed a total of 750,000 from CRG Finance AG.

As of September 30, 2011 we had current assets of $814,819 and current liabilities of $1,575,301.  As of September 30, 2011 we had total assets of $1,353,288 comprised entirely of cash, prepaid expenses, mining rights and property and equipment.

During the three months ended September 30, 2011 we spent net cash of $884,987 in operating activities, compared to net cash spending of $99,920 on operating activities during the same period in 2010. Since the Company’s inception, we have spent net cash of $2,730,554 in operations.

Cash used in investing activities totaled $284,828 for the three months ended September 30, 2011 compared to net cash used in investing activities of $-0- during the same period in 2010.  Since the Company’s inception, the cash used in investing activities has totaled $538,469.

Cash provided by financing activities totaled $909,747for the three months ended September 30, 2011 compared to net cash provided by financing activities of $105,064 during the same period in 2010.  Since the Company’s inception, the cash provided by financing activities has totaled $3,894,933.

Employees and Directors

As of the date of this Report, we have five full-time employees.  Mr. Leonardo Alberto Riera was appointed as a member of our Board of Directors and as the President of the Company on August 25, 2010.  Effective as of September 2, 2010, Mr. Luis Feliu was appointed as our Chief Financial Officer.  Mr. Riera and Mr. Feliu both devote the majority of their time to the Company’s operations.  In addition, during our most recent fiscal year, our Board of Directors expanded to include Luciano de Freitas Borges, James Ladner and Gabriel Margent.

Research and Development

The Company anticipates spending approximately $12,000,000 on mining exploration in the fiscal year ending June 30, 2012 for the Gold Hills project, and additional funds in amounts to be determined by the number of mining projects acquired by the Company.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Off Balance Sheet Arrangements

As of September 30, 2011, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Closing of Acquisition of Mineral Rights in Brazil’s Carajás Mining District in the State of Para, Brazil

The Company announced on October 24, 2011 that Gold Hills Mining Ltda., its wholly owned Brazilian subsidiary, has, effective October 18, 2011, closed on its acquisition of the mineral rights in a highly mineralized area of 9,000 Hectares located in the Carajas Mineral Province, State of Para, with an option exercise payment of $350,000 made to the Cooperativa dos Produtores de Minerios de Curionópolis (“COOPEMIC”). The Company refers to this property as Serra do Sereno, or Misty Hills.

The Serra dos Carajás Mineral Province is a distinct geologic dominium, well known worldwide for hosting Brazil’s largest iron, copper and gold deposits. The Company plans to begin the initial exploration campaign at Misty Hills in approximately six to eight months. The Company has agreed, under the Option Agreement, to expend a minimum of $5,000,000 in the exploration of the applicable mining rights area. The Company expects that the initial campaign will cost between $5,000,000 and $10,000,000.

In addition to the option exercise payment made to COOPEMIC, the Company has undertaken certain exploration commitments to COOPEMIC. The Company has also agreed to make subsequent payments to COOPEMIC on the basis of the exploration report and the extent of the extraction of gold, silver, copper and their respective by-products. If the Company determines it is advisable to continue exploration, the Company shall pay to COOPEMIC $250,000 after six months of exploration and an additional $150,000 after twelve months of exploration.  If the Company’s exploration activities confirm the existence of gold, silver or cooper and their respective by-products in excess of 400,000 gold equivalent ounces, certified under the standard NI-43101, as established by the Canadian Securities Administration as “measured resources,” the Company shall pay to COOPEMIC, at the end of such initial exploration, 30% of $24 per gold equivalent ounce contained in the mineral reserves in three tranches: (i) one-third shall be paid when the Brazilian National Department of Mineral Production shall approve the final mineral exploration report; (ii) one-third shall be paid upon commencement of the extraction of gold, silver, copper and their respective by-products, contained in the areas covered by the mining rights; and (iii) one-third shall be paid within six months from the date of commencement of the extraction of gold, silver and copper and their respective by-products, contained in the areas covered by the mining rights.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

As previously disclosed in the Company’s periodic reports, on May 10, 2011, we filed a Complaint with the Supreme Court of the State of New York.  The action pertains to disputed rights of ownership among certain shareholders of the Company. As of as of the date of this Report, the defendants have not made any counterclaims against the Company and no hearings have taken place.

ITEM 1A.          RISK FACTORS.

Not Applicable.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 7, 2011 (the “Closing Date”), pursuant to a securities purchase agreement, dated September 1, 2011 (the “Securities Purchase Agreement”), the Company completed the closing of an offering of our securities (the “Offering”) for a total subscription proceeds of $1,000,003.50 through the issuance of 259,741 shares of the Company’s Common Stock at a purchase price of $3.85 per share (the “Shares”) to certain accredited investors (the “Investors”).  In connection with the issuance of the Shares, the Investors received common stock purchase warrants to purchase up to 259,741 additional shares of our common stock (the “Warrants”). The initial exercise price of the Warrants is $4.15 per share, subject to adjustment therein, with a term of exercise equal to5 years.

For a period of 6 months after the Closing Date, the purchase price per Share and the exercise price of the Warrants are subject to adjustment pursuant to certain events, including a subsequent financing by the Company on terms more favorable to the Investors than the terms in the Securities Purchase Agreement.  Additionally, the number of shares of common stock to be received upon the exercise of the Warrants (the “Warrant Shares”) and the exercise price of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the Closing Date.

In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement, dated September 1, 2011 (the “Registration Rights Agreement”). The Company has filed a registration statement in order to register the Shares and the Warrant Shares. Pursuant to the terms of the Registration Rights Agreement, and we are required to cause the registration statement to be declared effective within 90 days of the date of the Securities Purchase Agreement (120 days in the event the SEC reviews the registration statement).  We filed such Registration Statement on September 29, 2011.  The Registration Statement has been subject to SEC review and is not yet effective as of the date of filing of this Report.

Net proceeds from the private placement will be used primarily to support the Company's current exploration and development plans in Brazil together with the Company's ongoing general corporate and working capital requirements.

On June 15, 2011, the Company entered into an engagement agreement (the “Engagement Agreement”) with Rodman & Renshaw, LLC to act as our exclusive placement agent (the “Placement Agent”) in connection with the Offering. Pursuant to the terms of the Engagement Agreement, the Company has compensated the Placement Agent for its services with (i) a cash compensation equal to 7% of the gross proceeds received by the Company and (ii) common stock purchase warrants to purchase a total of 18,182 shares of the Company’s common stock, with an exercise price of $4.15 per share (the “Agent Warrants”).  The Company also agreed to compensate the Placement Agent for all of its reasonable expenses in connection with the Offering.

The Share, the Warrants and the Agent Warrants were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated under the Act.  These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each Investor was an accredited investor and/or qualified institutional buyer, each Investor had access to information about the Company and their investment, each Investor took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.             (REMOVED AND RESERVED)

ITEM 5.             OTHER INFORMATION.

Not Applicable.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

Exhibit 10.14

 Form of Stock Option Agreement, with schedule of grants appended, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 31, 2011.

Exhibit 10.15

Form of Securities Purchase Agreement, dated September 1, 2011, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2011.

Exhibit 10.16

Form of Registration Rights Agreement, dated September 1, 2011, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2011.

Exhibit 10.17

Placement Agent Agreement with Rodman & Renshaw, LLC, dated June 15, 2011, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2011.

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.
Exhibit 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.
Exhibit 101	Interactive Data Files

101.INS – XBRL Instance Document
101.SCH - XBRL Taxonomy Schema
101.CAL - XBRL Taxonomy Calculation Linkbase
101.DEF - XBRL Taxonomy Definition Linkbase
101.LAB - XBRL Taxonomy Label Linkbase
101.PRE - XBRL Taxonomy Presentation Linkbase

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

               Dated:    November 21, 2011

