Form 10-Q
period 2011-12-31
ARDENT MINES LTD
filed 2012-02-21
CIK 1129018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2011

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

(778) 892-9490

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 16,623,391 shares of Common Stock, par value $0.00001, outstanding as of February 20, 2012.

ARDENT MINES LIMITED

FORM 10-Q

December 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

ITEM 1.                FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

December 31, 2011

ARDENT MINES LIMITED
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current Assets
Cash	$9,932	$885,978
Prepaid expenses	24,792	-
Total Current Assets	34,724	885,978

Property and equipment, net of accumulated depreciation	6,722	3,641
Mining rights	857,756	250,000

TOTAL ASSETS	$899,202	$1,139,619

LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$324,755	$108,904
Accrued liabilities	230,533	94,941
Convertible notes payable	750,000	750,000
Related party advances	8,081	-
Derivative liability	36,475	-
Total Current Liabilities	1,349,844	953,845

TOTAL LIABILITIES	1,349,844	953,845

Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized 16,623,391 and 16,013,650 issue and outstanding, respectively	167	160
Additional paid-in capital	10,407,769	6,792,917
Deficit accumulated during the exploration stage	(11,004,181)	(6,607,303)
Accumulated other comprehensive income	145,603	-
Total Stockholders’ Equity (Deficit)	(450,642)	185,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$899,202	$1,139,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARDENT MINES LIMITED (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF EXPENSES (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		July 27, 2000 (Inception) Through December 31, 2011
	2011	2010	2011	2010
Operating expenses:
Consulting fees	$21,866	$1,500	$80,104	$6,500	$3,006,775
Director compensation	1,438,090	22,500	2,721,685	22,500	4,739,960
Executive compensation	808,000	79,000	908,200	198,500	1,282,200
Investment banking services	120,000	200,000	120,000	200,000	378,560
Other general and administrative	150,606	15,175	428,653	15,739	523,483
Legal and accounting	227,221	54,985	460,398	93,492	1,077,045
Marketing	5,068	-	5,068	-	91,148
Mining exploration	-	-	-	10,000	24,588
Travel	69,757	37,778	234,640	58,627	454,109
Total operating expenses	2,840,608	410,938	4,958,748	605,358	11,577,868

Other income (expenses)
Interest expense	(14,332)	(3,438)	(28,395)	(3,438)	(54,626)
Other income	644	-	644	-	875
Interest income	54	-	267	-	370
Gain on derivatives	532,912	-	589,354	-	589,354
Debt forgiveness	-	-	-	-	37,714
Total other income (expense)	519,278	(3,438)	561,870	(3,438)	573,687

NET LOSS	$(2,321,330)	$(414,376)	(4,396,878)	(608,796)	$(11,004,181)

Other comprehensive income:
Gain (loss) on foreign currency translation	(7,889)	-	145,603	-	145,603

Comprehensive loss	$(2,329,219)	$(414,376)	(4,251,275)	(608,796)	$(10,858,578)

Net loss per share – basic and diluted	$(0.14)	$(0.03)	$(0.27)	$(0.04)

Weighted average shares outstanding - basic and diluted	16,421,761	14,957,650	16,258,643	14,957,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended December 31,		Inception (July 27, 2000) Through December 31, 2011
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,396,878)	$(608,796)	$(11,004,181)
Adjustments to reconcile net loss to
cash used in operating activities:
Debt forgiveness	-	-	(37,714)
Gain on derivative liabilities	(589,354)	-	(589,354)
Options expense	2,639,185	-	4,636,915
Imputed interest on related party payable	-	-	1,290
Stock issued for services	700,000	84,500	3,275,000
Change in:
Prepaid expenses	(24,792)	-	(24,792)
Accounts payable accrued liabilities	351,443	267,429	576,873
NET CASH USED IN OPERATING ACTIVITIES	(1,320,396)	(256,867)	(3,165,963)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of property and equipment	(3,081)	-	(6,722)
Cash paid for acquisition of mining rights	(607,756)	-	(857,756)
NET CASH USED IN INVESTING ACTIVITIES	(610,837)	-	(864,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock, net of issuance costs	901,503	-	3,120,560
Advances from related party	8,081	5,064	24,210
Proceeds from notes payable	-	250,000	750,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	909,584	255,064	3,894,770

EFFECTS OF FOREIGN EXCHANGE ON CASH	145,603	-	145,603

NET CHANGE IN CASH	(876,046)	(1,803)	9,932
CASH AT BEGINNING OF PERIOD	885,978	4,736	-
CASH AT END OF PERIOD	$9,932	$2,933	$9,932

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income tax paid	-	-	-

Noncash Investing and Financing Activities:
Derivative liabilities	$625,829	$-	$625,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARDENT MINES LIMITED

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines Limited (“Ardent Mines”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mines' Annual Report filed with the SEC on Form 10−K for the fiscal year ended June 30, 2011. In the opinion of management, all adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended June 30, 2011 as reported in the Form 10−K have been omitted.

NOTE 2 - GOING CONCERN

Ardent Mines has incurred net losses since inception and has a negative working capital at December 31, 2011. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 – ACQUISITION OF MINING RIGHTS

On May 4, 2011, Ardent Mines acquired Gold Hills Mining Ltda. which owns certain mining rights in Brazil. The aggregate purchase price paid was $400,000 which was recorded as capitalized mining rights in the balance sheet as of December 31, 2011. $250,000 of this purchase price was paid prior to June 30, 2011 and the remaining $150,000 was paid during the six months ended December 31, 2011.

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

On October 18, 2011, Ardent Mines closed on its acquisition of the mineral rights in a highly mineralized area of 9,000 acres located in the Carajas Mineral Province of Brazil with an option exercise payment of $350,000 made to the Cooperativa dos Produtores de Minerios de Curionópolis (“COOPEMIC”). During the six months ended December 31, 2011, aggregate payments (including the option exercise payment) of $457,756 were made towards this acquisition. The payments are classified on the balance sheet as mining rights as of December 31, 2011.

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

NOTE 4 – ADVANCES FROM RELATED PARTY

During the six months ended December 31, 2011, Ardent received advances of $8,081 from Luciano de Freitas Borges one of the Company’s directors.  The advances are unsecured, bear no interest and are due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the year ended June 30, 2011, the Company borrowed a total of $750,000 from CRG Finance AG at a rate of 7.5% per annum. This unsecured loan, plus any interest accumulated, is due upon demand beginning October 18, 2011. On October 18, 2011, the loan becomes convertible into common stock at the holder’s option at $3.68 per share. Ardent Mines evaluated the conversion option under FASB ASC 815-15 and determined the conversion option does not qualify as a derivative. Ardent Mines then evaluated the conversion option under FASB ASC 470-20 for a beneficial conversion feature and determined that the conversion option does not contain a beneficial conversion feature. As of December 31, 2011, the unpaid principal on this note totaled $750,000.

NOTE 6 – DERIVATIVES

As of December 31, 2011, Ardent Mines has an aggregate of 277,923 outstanding warrants containing exercise price reset provisions which requires derivative treatment under FASB ASC 815-15. The warrants were originally issued on September 7, 2011.

The fair value of these liabilities as of September 7, 2011 and December 31, 2011 totaled $625,829 and $36,475, respectively and was calculated using a lattice model. The net change in the fair value of these derivative liabilities during the six months ended December 31, 2011 was $589,354.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2011.

	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -

Liabilities
Derivative warrants	$ -	$ -	$ 36,475	$ 36,475

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Warrants
Fair value at June 30, 2011	$ -
Fair value of warrants issued	625,829
Change in fair value of derivative liabilities	(589,354)
Fair value at December 31, 2011	$ 36,475

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

During the six months ended December 31, 2011, Ardent Mines sold an aggregate of 259,741 common shares and 259,741 common stock warrants for aggregate cash proceed of $901,503, net of stock issuance costs of $98,500. In addition to the cash commissions, Ardent Mines also granted 18,182 common stock warrants as additional commissions. The commission warrants have a fair value of $40,945. See Warrants  section below for details of the warrants.

During November 2011, Ardent Mines issued 350,000 common shares to its former President, Leonardo Riera, pursuant to a separation agreement. The shares were valued at $700,000 and expensed during the six months ended December 31, 2011.

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

On May 12, 2011, the Company granted its Board members an aggregate of 1,300,000 stock options exercisable at $0.01 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $5,368,121 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.98%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities between 165.66% and 198.46% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the six months ended December 31, 2011, $2,639,185 was expensed. A total of $764,724 will be expensed over the remaining vesting period.

On November 22, 2011, Leonardo Riera, the Company’s Chief Executive Officer resigned. In accordance with his separation agreement, all of his unvested options became vested on that date and now expire on February 22, 2012. As a result of the accelerated vesting, a total of $509,816 of additional option expense was recorded during the six months ended December 31, 2011. This amount is included in the total options expense of $2,639,185.

On January 5, 2012, Luis Feliu, the Company’s Chief Financial Officer resigned. As a result of his resignation, he forfeited 25,000 unvested options and his 25,000 vested options expire on April 5, 2012.

During the six months ended December 31, 2011, there were no common stock options granted.

A summary of option activity for the six months ended December 31, 2011 is reflected below:

	Options	Weighted- Average Exercise Price
Outstanding at June 30, 2011	1,350,000	$4.57
Granted	-	-
Canceled	-	-
Forfeited	-	-
Outstanding at December 31, 2011	1,350,000	$4.57
Exercisable at December 31, 2011	950,000	$4.50

At December 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.01 to $4.75 and 2.5 years, respectively. The intrinsic value of the exercisable options outstanding at December 31, 2011 was $5,000.

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

A summary of warrant activity for the year ended December 31, 2011 is reflected below:

	Warrants	Weighted- Average Exercise Price
Outstanding at June 30, 2011	51,600	$3.85
Granted	277,923	4.15
Canceled	-	-
Forfeited	-	-
Outstanding at December 31, 2011	329,523	$4.10
Exercisable at December 31, 2011	329,523	$4.10

At December 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $3.85 to $4.15 and 4.02 years, respectively. The intrinsic value of the warrants exercisable at December 31, 2011 was $0.

NOTE 8 – SUBSEQUENT EVENTS

On January 18, 2012, the Company borrowed an additional $50,000 from CRG Finance AG. The loan is unsecured, bears interest at 7.5% per annum and matures January 18, 2013. The loan is convertible into common stock of the Company at a rate equal to 80% of the closing price of the Company’s common stock on the date immediately preceding the date of conversion request by the lender.

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

Corporate Information

We were incorporated in the State of Nevada on July 27, 2000. We are presently engaged in the acquisition and exploration of mining properties.  Our address is 100 Wall Street, 21st  Floor, New York, NY 10005. Our telephone number is (778) 892-9490.

Background

In August 2000, we acquired the right to prospect one mineral property containing eight mining claims located on Copperkettle Creek in British Columbia, Canada.  We have allowed these claims to lapse.  From August 26, 2006 to September 11, 2006, we did not conduct any operations.  During that period, we intended to identify an acquisition or merger candidate with ongoing operations in any field.  However in September 2006 we decided to acquire the right to explore a new property in British Columbia and returned to the business of mineral exploration. On April 30, 2009, we decided not to renew certain claims, and later determined not to pursue its remaining claim in Canada.   We subsequently determined to pursue other mining development opportunities.

The Company’s Current Business Operations

Our most significant achievements to date has been our acquisitions of Gold Hills Mining Ltda. and mining rights in Para, Brazil, in each case as described below.

Gold Hills Mining Ltda.

In January of 2011, we entered into a term sheet to acquire Gold Hills Mining Ltda. (“Gold Hills”), a Brazilian corporation which possesses rights for mineral extraction on properties located in Northeastern Brazil.  After the completion of due diligence, on May 4, 2011, we acquired Gold Hills pursuant to a Purchase Agreement (the “Purchase Agreement”) by and between the Company, Gold Hills and the two shareholders of Gold Hills (such shareholders are referred to herein as the “Sellers”).  Pursuant to the Purchase Agreement, the Sellers have sold us One Hundred Percent (100%) of all the issued and outstanding equity interests (the “Shares”) of Gold Hills.  The Company has agreed to explore the Gold Hills property, and, if certain gold reserves are established, to make investments and pay additional sums to the Sellers, as set forth in the Purchase Agreement.

Closing of Acquisition of Mineral Rights in Brazil’s Carajás Mining District in the State of Para, Brazil

The Company announced on October 24, 2011 that Gold Hills Mining Ltda., its wholly owned Brazilian subsidiary, has, effective October 18, 2011, closed on its acquisition of the mineral rights in a highly mineralized area of 9,000 Hectares located in the Carajas Mineral Province, State of Para, with an option exercise payment of $350,000 plus additional payments totaling $107,756 made to the Cooperativa dos Produtores de Minerios de Curionópolis (“COOPEMIC”). The Company refers to this property as Serra do Sereno, or Misty Hills.

The Serra dos Carajás Mineral Province is a distinct geologic dominium, well known worldwide for hosting Brazil’s largest iron, copper and gold deposits. The Company plans to begin the initial exploration campaign at Misty Hills as soon as financing for the project can be obtained. The Company has agreed, under the Option Agreement, to expend a minimum of $5,000,000 in the exploration of the applicable mining rights area. The Company expects that the initial campaign will cost between $5,000,000 and $10,000,000.

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

Results of Operations

Revenues

For the Three Month Period Ended December 31, 2011 and December 31, 2010

From the Company’s inception through December 31, 2011, we did not earn any revenues and incurred a net loss of $11,004,181. During the three month period ended December 31, 2011, we incurred a net loss of $2,321,330, as compared to the three month period ended December 31, 2010, in which we incurred a net loss of $414,376.

For the Six Month Period Ended December 31, 2011 and December 31, 2010

From the Company’s inception through December 31, 2011, we did not earn any revenues and incurred a net loss of $11,004,181. During the six month period ended December 31, 2011, we incurred a net loss of $4,396,878, as compared to the six month period ended December 31, 2010, in which we incurred a net loss of $608,796.

Expenses

For the Three Month Period Ended December 31, 2011 and December 31, 2010

During the three months ended December 31, 2011 we incurred total operating expenses of $2,840,608 which included $808,000 in executive compensation, $1,438,090 in directors compensation, $21,866 in consulting fees, $227,221 in legal and accounting fees, $120,000 in investment banking services, $150,606 in other general and administrative fees, $5,068 in marketing fees, and $69,757 for travel expenses. Comparatively, during the same period in 2010, we incurred total expenses of $410,938 which included $79,000 in executive compensation, $22,500 in director compensation, $1,500 in consulting fees, $54,985 in legal and accounting fees, $200,000 in investment banking services, $15,175 in other general and administrative fees, and $37,778 for travel expenses. The Company’s expenses have increased as the Company has begun negotiating acquisitions, conducting due diligence and retaining staff.

For the Six Month Period Ended December 31, 2011 and December 31, 2010

During the six months ended December 31, 2011 we incurred total operating expenses of $4,958,748 which included $908,200 in executive compensation, $2,721,685 in directors compensation, $80,104 in consulting fees, $460,398 in legal and accounting fees, $428,653 in other general and administrative fees, $120,000 in investment banking services, $5,068 in marketing and $234,640 for travel expenses. Comparatively, during the same period in 2010, we incurred total expenses of $605,358 which included $198,500 in executive compensation, $22,500 in directors compensation $6,500 in consulting fees, $93,492 in legal and accounting fees, $200,000 in investment banking services, $10,000 in mining exploration, $15,739 in other general and administrative fees, and $58,627 for travel expenses. The Company’s expenses have increased as the Company has begun negotiating acquisitions, conducting due diligence and retaining staff.

Since Inception

Since the inception of the Company on July 27, 2000, we have incurred total operating expenses of $11,577,686 which included $3,006,775 in consulting fees, $4,739,960 in directors compensation, $1,282,200 in executive compensation, $378,560 in investment banking services, $1,077,045 in legal and accounting fees, $523,483 in other general and administrative fees, $91,148 in marketing, $24,588 in mining and exploration, and $454,109 for travel expenses.

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

On September 7, 2011 (the “Closing Date”), pursuant to a securities purchase agreement, dated September 1, 2011, we completed the closing of a private placement offering of our securities (the “Offering”) for a total subscription proceeds of $1,000,004 through the issuance of 259,741 shares of the Company’s Common Stock at a purchase price of $3.85 per share (the “Shares”) to certain accredited investors (the “Investors”). In connection with the issuance of the Shares, the Investors received common stock purchase warrants to purchase up to 259,741 additional shares of our common stock (the “Warrants”). The initial exercise price of the Warrants is $4.15 per share, subject to adjustment therein, with a term of exercise equal to 5 years.  In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement, dated September 1, 2011 (the “Registration Rights Agreement”). We have filed a registration statement in order to register the Shares and the Warrant Shares. Pursuant to the terms of the Registration Rights Agreement, we are required to file a registration statement within 30 days following the date of the Securities Purchase Agreement and will cause the registration statement to be declared effective within 90 days of the date of the Securities Purchase Agreement (120 days in the event the SEC reviews the registration statement).  Net proceeds from the private placement have been used primarily to support our current exploration and development plans in Brazil together with our ongoing general corporate and working capital requirements.

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

On October 19, 2010, the Company entered into a Convertible Promissory Note with CRG Finance AG. CRG Finance AG has agreed to loan the Company an aggregate of up to One Million U.S. Dollars ($1,000,000) which may be drawn down by the Company in tranches at an interest rate of seven and one half percent (7.5%), calculated based on a year of 365 days and actual days elapsed. After the first anniversary thereof, the loan shall be due thirty (30) days after a demand is made by CRG Finance AG. In lieu of payment in cash, the CRG Finance AG may request that the Company repay any or all of the principal and/or interest in the form of restricted common stock of the Company at a price per share equal to eighty percent (80%) of the average closing price of the Company’s common stock over the thirty (30) days immediately preceding the closing of the planned acquisition of Rio Sao Pedro Mineracao LTDA (“RSPM”) or such other third-party assets or shares of a strategic acquisition company which may be acquired earlier than such RSPM closing. As of December 31, 2011, we have borrowed a total of 750,000 from CRG Finance AG.

As of December 31, 2011 we had current assets of $34,724 and current liabilities of $1,349,844.  As of December 31, 2011 we had total assets of $899,202 comprised entirely of cash, prepaid expenses, mining rights and property and equipment.

For the Six Month Period Ended December 31, 2011 and December 31, 2010

During the six months ended December 31, 2011 we spent net cash of $1,320,396 in operating activities, compared to net cash spending of $256,867 on operating activities during the same period in 2010. Since the Company’s inception, we have spent net cash of $3,165,963 in operations.

Cash used in investing activities totaled $610,837 for the six months ended December 31, 2011 compared to net cash used in investing activities of $-0- during the same period in 2010.  Since the Company’s inception, the cash used in investing activities has totaled $864,478.

Cash provided by financing activities totaled $909,584 for the six months ended December 31, 2011 compared to net cash provided by financing activities of $255,064 during the same period in 2010.  Since the Company’s inception, the cash provided by financing activities has totaled $3,894,770.

Employees and Directors

As of the date of this Report, we have four employees.  Mr. Urmas Turu is a member of our Board of Directors and the Interim Chief Executive Officer of the Company.   Mr. Luciano de Freitas Borges is a member of our Board and our President, and we have two additional employees in Brazil.  Mr. Gabriel Margent serves on the Company’s Board of Directors.  On November 22, 2011, Mr. Leonardo Riera resigned as the Company’s Chief Executive Officer and as a member of the Company’s Board.  A complete description of Mr. Riera’s terms of resignation and severance arrangements are contained in the Current Report on Form 8-K filed by the Company on November 28, 2011, the contents of which are incorporated herein by reference thereto. Subsequent to the period covered by this Report, On January 5, 2012, Mr. Luis Feliu, the Chief Financial Officer of the Company resigned from his position as an officer of the Company.  Mr. Urmas Turu was subsequently appointed by the Board to serve as Interim Chief Financial Officer in addition to his service as Interim Chief Executive Officer.

Research and Development

The Company anticipates spending approximately $12 million on mining exploration in the fiscal year ending June 30, 2012 for the Gold Hills project, and additional funds in amounts to be determined by the number of mining projects acquired by the Company.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Off Balance Sheet Arrangements

As of December 31, 2011, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Not Applicable.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.             MINE SAFETY DISCLOSURES

This item is not applicable, as the Company does not own or operate mining operations in the United States.  The Company plans to conduct its operations outside of the United States.

ITEM 5.             OTHER INFORMATION.

Not Applicable.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

Exhibit 10.18

Separation Agreement, by and between the Company and Leonardo Riera, dated November 22, 2011, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 28, 2011.

Exhibit 31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

Exhibit 101	Interactive Data Files

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

ARDENT MINES LIMITED (Registrant)

	By:	/s/ URMAS TURU
Name: Urmas Turu
Title: Interim Chief Executive Officer, Principal Executive Officer, Interim Chief Financial Officer, Principal Financial Officer and Director

Dated: February 21, 2012