Form 10-Q
period 2012-03-31
ARDENT MINES LTD
filed 2012-05-21
CIK 1129018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number: 000-50423

ARDENT MINES LIMITED

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0471870
(State or Other Jurisdiction of	(IRS Employer Identification
Incorporation or Organization)	Number)

100 Wall Street, 10th Floor

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 16,623,391 shares of Common Stock, par value $0.00001, outstanding as of May 21, 2012.

ARDENT MINES LIMITED

FORM 10-Q

March 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

ITEM 1.                FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

March 31, 2012

ARDENT MINES LIMITED
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current Assets
Cash	$3,880	$885,978
Prepaid expenses	14,167	-
Total Current Assets	18,047	885,978

Property and equipment, net of accumulated depreciation	6,746	3,641
Mining rights	868,095	250,000

TOTAL ASSETS	$892,888	$1,139,619

LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$358,634	$108,904
Accrued liabilities	162,463	94,941
Notes payable	1,172,900	750,000
Related party advances	8,264	-
Derivative liability	131,781	-
Total Current Liabilities	1,834,042	953,845

TOTAL LIABILITIES	1,834,042	953,845

Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized 16,623,391 and 16,013,650 issue and outstanding, respectively	167	160
Additional paid-in capital	10,757,933	6,792,917
Deficit accumulated during the exploration stage	(11,850,358)	(6,607,303)
Accumulated other comprehensive income	151,104	-
Total Stockholders’ Equity (Deficit)	(941,154)	185,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$892,888	$1,139,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARDENT MINES LIMITED (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF EXPENSES (Unaudited)
					July 27, 2000
	Three Months Ended March 31,		Nine Months Ended March 31,		(Inception) Through March 31, 2012
	2012	2011	2012	2011

Operating expenses:
Consulting fees	$28,380	$4,000	$108,484	$10,500	$3,035,155
Executive and director compensation	380,164	84,545	4,010,049	305,545	6,402,324
Investment banking services	105,000	75,000	225,000	275,000	483,560
Other general and administrative	38,741	17,394	467,394	33,143	562,224
Legal and accounting	181,881	76,116	642,279	169,607	1,258,926
Marketing	-	75,660	5,068	75,660	91,148
Mining exploration	-	-	-	10,000	24,588
Travel	-	43,208	234,640	101,835	454,109
Total operating expenses	734,166	375,923	5,692,914	981,290	12,312,034

Other income (expenses)
Interest expense	(16,698)	(8,812)	(45,093)	(12,250)	(71,324)
Other income (expense)	(7)	-	637	-	868
Interest income	-	-	267	-	370
Gain on derivatives	(95,306)	-	494,048	-	494,048
Debt forgiveness	-	-	-	-	37,714
Total other income (expense)	(112,011)	(8,812)	449,859	(12,250)	461,676

NET LOSS	$(846,177)	$(384,735)	(5,243,055)	(993,540)	$(11,850,358)

Other comprehensive income:
Gain (loss) on foreign currency translation	5,501	-	151,104	-	151,104

Comprehensive loss	$(840,676)	$(384,735)	(5,091,951)	(993,540)	$(11,699,254)

Net loss per share – basic and diluted	$(0.05)	$(0.03)	(0.32)	(0.07)

Weighted average shares outstanding - basic and diluted	16,623,391	14,257,650	16,379,341	14,257,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended March 31,		Inception (July 27, 2000) Through March 31, 2012
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,243,055)	$(993,540)	$(11,850,358)
Adjustments to reconcile net loss to
cash used in operating activities:
Debt forgiveness	-	-	(37,714)
Gain on derivative liabilities	(494,048)	-	(494,048)
Options expense	2,989,349	-	4,987,079
Imputed interest on related party payable	-	12,250	1,290
Stock issued for services	700,000	84,500	3,275,000
Change in:
Other assets	-	(100,000)	-
Prepaid expenses	(14,167)	-	(14,167)
Accounts payable accrued liabilities	523,502	373,052	748,932
NET CASH USED IN OPERATING ACTIVITIES	(1,538,419)	(623,738)	(3,383,986)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of property and equipment	(3,105)	(2,370)	(6,746)
Cash paid for acquisition of mining rights	(618,095)	-	(868,095)
NET CASH USED IN INVESTING ACTIVITIES	(621,200)	(2,370)	(874,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock, net of issuance costs	901,503	-	3,120,560
Advances from related party	8,264	5,064	24,393
Proceeds from notes payable	216,650	620,000	966,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,126,417	625,064	4,111,603

EFFECTS OF FOREIGN EXCHANGE ON CASH	151,104	-	151,104

NET CHANGE IN CASH	(882,098)	(1,044)	3,880
CASH AT BEGINNING OF PERIOD	885,978	4,736	-
CASH AT END OF PERIOD	$3,880	$3,692	$3,880

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Noncash Investing and Financing Activities:
Derivative liabilities	$625,829	$-	$625,829
Payables and accrued interest converted to debt	206,250	-	206,250

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

NOTE 2 - GOING CONCERN

Ardent Mines has incurred net losses since inception and has a negative working capital at March 31, 2012. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 – ACQUISITION OF MINING RIGHTS

On May 4, 2011, Ardent Mines acquired Gold Hills Mining Ltda. which owns certain mining rights in Brazil. The aggregate purchase price paid was $400,000 which was recorded as capitalized mining rights in the balance sheet as of March 31, 2012. $250,000 of this purchase price was paid prior to June 30, 2011 and the remaining $150,000 was paid during the nine months ended March 31, 2012.

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

On October 18, 2011, Ardent Mines closed on its acquisition of the mineral rights in a highly mineralized area of 9,000 acres located in the Carajas Mineral Province of Brazil with an option exercise payment of $350,000 made to the Cooperativa dos Produtores de Minerios de Curionópolis (“COOPEMIC”). During the nine months ended March 31, 2012, aggregate payments (including the option exercise payment) of $468,095 were made towards this acquisition. The payments are classified on the balance sheet as mining rights as of March 31, 2012.

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

NOTE 4 – LOANS

On March 1, 2012, the Company issued an Amended and Restated Senior Secured Note to CRG Finance AG in the amount of $1,142,900.  The Amended and Restated Note consolidates (i) the outstanding loan with CRG Finance with a principal amount of $750,000, accrued interest payable to CRG Finance AG of $56,250; (ii) the additional advances and loans to the Company of $186,650; and (iii) all advisory fees due and payable to CRG Finance of $150,000. The note is secured by the assets of the Company, bears interest at 7.5% per annum and matures upon 30 days of demand.

On March 2, 2012, the Company borrowed $30,000 from CRG Finance AG. The note is secured by the assets of the Company, bears interest at 7.5% per annum and matures 30 days after demand.

NOTE 5 – DERIVATIVES

As of March 31, 2012, Ardent Mines has an aggregate of 277,923 outstanding warrants containing exercise price reset provisions which requires derivative treatment under FASB ASC 815-15. The warrants were originally issued on September 7, 2011.

The fair value of these liabilities as of September 7, 2011 and March 31, 2012 totaled $625,829 and $131,781, respectively and was calculated using a lattice model. The net change in the fair value of these derivative liabilities during the nine months ended March 31, 2012 resulted in a gain on the change in the fair value of derivatives of $494,048.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2012.

	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -

Liabilities
Derivative warrants	$ -	$ -	$ 131,781	$ 131,781

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Warrants
Fair value at June 30, 2011	$ -
Fair value of warrants issued	625,829
Change in fair value of derivative liabilities	(494,048)
Fair value at March 31, 2012	$ 131,781

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

On April 27, 2011, Darby Investments Services Inc. purchased 156,000 common shares pursuant to Regulation S at a purchase price of $3.85 per share or $600,600 total. In addition to the cash commissions, Ardent Mines also granted 41,600 common stock warrants as additional commissions. The warrants have a fair value of $142,375 (see Common Stock Warrants  section below).

During the nine months ended March 31, 2012, Ardent Mines sold an aggregate of 259,741 common shares and 259,741 common stock warrants for aggregate cash proceed of $901,503, net of stock issuance costs of $98,500. In addition to the cash commissions, Ardent Mines also granted 18,182 common stock warrants as additional commissions. The commission warrants have a fair value of $40,945. See Common Stock Warrants  section below for details of the warrants.

During November 2011, Ardent Mines issued 350,000 common shares to its former President, Leonardo Riera, pursuant to a separation agreement. The shares were valued at $700,000 and expensed during the nine months ended March 31, 2012.

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

On May 12, 2011, the Company granted its Board members an aggregate of 1,300,000 stock options exercisable at $0.01 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $5,368,121 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.98%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities between 165.66% and 198.46% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the nine months ended March 31, 2012, $2,916,290 was expensed. A total of $430,583 will be expensed over the remaining vesting period.

On November 22, 2011, Leonardo Riera, the Company’s Chief Executive Officer resigned. In accordance with his separation agreement, all of his unvested options became vested on that date and expired on February 22, 2012. As a result of the accelerated vesting, a total of $509,816 of additional option expense was recorded during the nine months ended March 31, 2012. This amount is included in the total options expense above of $2,916,290.

On January 5, 2012, Luis Feliu, the Company’s Chief Financial Officer resigned. As a result of his resignation, he forfeited 25,000 unvested options and his 25,000 vested options expired on April 5, 2012.

On February 24, 2012, the Company granted its Board members an aggregate of 1,300,000 stock options exercisable at $0.13 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $218,045 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.43%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities of 187.95% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the nine months ended March 31, 2012, $73,059 was expensed. A total of $144,986 will be expensed over the remaining vesting period.

A summary of option activity for the nine months ended March 31, 2012 is reflected below:

	Options	Weighted- Average Exercise Price
Outstanding at June 30, 2011	1,350,000	$4.57
Granted	1,300,000	0.13
Canceled	-	-
Forfeited	550,000	4.32
Outstanding at March 31, 2012	2,100,000	$1.89
Exercisable at March 31, 2012	725,000	$2.68

At March 31, 2012, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.13 to $4.75 and 4.51 years, respectively. The intrinsic value of the exercisable options outstanding at March 31, 2012 was $208,000.

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

On September 7, 2011, the Company sold 259,741 common stock warrants for cash (see Common Stock section above) and issued 18,182 common stock warrants for commissions on the sale. The warrants are exercisable at $4.15 per share, vest immediately and expire on September 7, 2016. The aggregate fair value of these warrants was determined to be $625,829 using a lattice model (see Note 5). The warrants were accounted for as derivative liabilities.

A summary of warrant activity for the year ended March 31, 2012 is reflected below:

	Warrants	Weighted- Average Exercise Price
Outstanding at June 30, 2011	51,600	$3.85
Granted	277,923	4.15
Canceled	-	-
Forfeited	-	-
Outstanding at March 31, 2012	329,523	$4.10
Exercisable at March 31, 2012	329,523	$4.10

At March 31, 2012, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $3.85 to $4.15 and 3.78 years, respectively. The intrinsic value of the warrants exercisable at March 31, 2012 was $0.

NOTE 7 – SUBSEQUENT EVENTS

On April 3, 2012, the Company borrowed $250,000 from Tumlins Trade Inc. The loan is unsecured, bears interest at 7.5% per annum and matures April 4, 2013.

On April 3, 2012, the Company borrowed $50,000 from CRG Finance AG. The note is secured by the assets of the Company, bears interest at 7.5% per annum and matures upon 30 days of demand.

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

Corporate Information

We were incorporated in the State of Nevada on July 27, 2000. We are presently engaged in the acquisition and exploration of mining properties.  Our address is 100 Wall Street, 10th Floor, New York, NY 10005. Our telephone number is (778) 892-9490.

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

Results of Operations

Revenues

For the Three Month Period Ended March 31, 2012 and March 31, 2011

From the Company’s inception through March 31, 2012, we did not earn any revenues and incurred a net loss of $11,850,358. During the three month period ended March 31, 2012, we incurred a net loss of $846,177, as compared to the three month period ended March 31, 2011, in which we incurred a net loss of $384,735.

For the Nine Month Period Ended March 31, 2012 and March 31, 2011

From the Company’s inception through March 31, 2012, we did not earn any revenues and incurred a net loss of $11,850,358. During the nine month period ended March 31, 2012, we incurred a net loss of $5,243,055, as compared to the nine month period ended March 31, 2011, in which we incurred a net loss of $993,540.

Expenses

For the Three Month Period Ended March 31, 2012 and March 31, 2011

During the three months ended March 31, 2012 we incurred total operating expenses of $734,166 which included $380,164, in executive and directors compensation, $28,380 in consulting fees, $181,881 in legal and accounting fees, $105,000 in investment banking services, and $38,741 in other general and administrative fees. Comparatively, during the same period in 2011, we incurred total expenses of $375,923 which included $84,545 in executive compensation, $4,000 in consulting fees, $76,116 in legal and accounting fees, $75,660 in marketing expenses, $75,000 in investment banking services, $17,394 in other general and administrative fees, and $43,208 for travel expenses. The Company’s expenses have increased as the Company has begun negotiating acquisitions, conducting due diligence and retaining staff.

For the Nine Month Period Ended March 31, 2012 and March 31, 2011

During the nine months ended March 31, 2012 we incurred total operating expenses of $5,692,914 which included $4,010,049 in executive and director compensation, $108,484 in consulting fees, $642,279 in legal and accounting fees, $467,394 in other general and administrative fees, $225,000 in investment banking services, $5,068 in marketing and $234,640 for travel expenses. Comparatively, during the same period in 2011, we incurred total expenses of $981,290 which included $305,545 in executive and director compensation, $10,500 in consulting fees, $169,607 in legal and accounting fees, $275,000 in investment banking services, $10,000 in mining exploration, $33,143 in other general and administrative fees, and $101,835 for travel expenses. The Company’s expenses have increased as the Company has begun negotiating acquisitions, conducting due diligence and retaining staff.

Since Inception

Since the inception of the Company on July 27, 2000, we have incurred total operating expenses of $12,312,034 which included $3,035,155 in consulting fees, $6,402,324 in executive and director compensation, $483,560 in investment banking services, $1,258,926 in legal and accounting fees, $562,224 in other general and administrative fees, $91,148 in marketing, $24,588 in mining and exploration, and $454,109 for travel expenses.

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

On September 7, 2011 (the “Closing Date”), pursuant to a securities purchase agreement, dated September 1, 2011, we completed the closing of a private placement offering of our securities (the “Offering”) for a total subscription proceeds of $1,000,004 through the issuance of 259,741 shares of the Company’s Common Stock at a purchase price of $3.85 per share (the “Shares”) to certain accredited investors (the “Investors”). In connection with the issuance of the Shares, the Investors received common stock purchase warrants to purchase up to 259,741 additional shares of our common stock (the “Warrants”). The initial exercise price of the Warrants is $4.15 per share, subject to adjustment therein, with a term of exercise equal to 5 years.  In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement, dated September 1, 2011. We have filed a registration statement in order to register the Shares and the Warrant Shares, which was declared effective by the SEC on December 30, 2011.  Net proceeds from the private placement have been used primarily to support our current exploration and development plans in Brazil together with our ongoing general corporate and working capital requirements.

On July 27, 2007 we completed our private placement.  We raised $82,432 by selling 8,243,200 shares of common stock at a price of $0.01 per share to twelve investors.  The proceeds of the offering have been used to sustain operations through the date of this Report.

On March 1, 2012, the Company and CRG Finance AG entered into a commitment letter (the “Commitment Letter”) pursuant to which CRG Finance AG has agreed to provide the Company with up to One Million U.S. Dollars (USD $1,000,000) to maintain the Company’s ordinary course of business operations.  Funds underlying the Commitment Letter may be drawn by the Company in increments or tranches upon written consent of CRG Finance AG at any time prior to the first anniversary of the date of the Commitment Letter.  The Commitment Letter will facilitate funding for the Company as a supplement to the prior commitment of CRG Finance AG in the amount of One Million U.S. Dollars (USD $1,000,000) that was contained in the Corporate Development Services Agreement between CRG Finance AG and the Company, dated September 27, 2010, which has been fully drawn by the Company.

Any and all draws against the Commitment Letter shall be subject to the following conditions: (i) adherence of the Company to its business plan; (ii) satisfactory progress with respect to operations of the Company; (iii) satisfactory management of the Company; (iv) satisfactory compliance of the Company with any and all laws, rules, and regulations applicable to the Company, its subsidiaries and their respective operations; and (v) in such increments or tranches reasonably acceptable to CRG Finance AG (collectively, each of (i), (ii), (iii), (iv) and (v), are referred to as the “Conditions Precedent”).  The satisfactory nature of any and all of the Conditions Precedent shall in each case be determined at the sole discretion of CRG Finance AG.  Neither the Company nor any third party shall have any rights of any nature of kind whatsoever to compel CRG Finance AG to perform in respect of the Commitment Letter if CRG Finance AG has determined that the Company is deficient with respect to one or more of the Conditions Precedent.

On March 1, 2012, the Company issued an Amended and Restated Senior Secured Note to CRG Finance AG in the amount of $1,142,900.  The Amended and Restated Note consolidates (i) the outstanding loan with CRG Finance with a principal amount of $750,000, accrued interest payable to CRG Finance AG of $56,250; (ii) the additional advances and loans to the Company of $186,650; and (iii) all advisory fees due and payable to CRG Finance of $150,000. The note is secured by the assets of the Company, bears interest at 7.5% per annum and matures upon 30 days of demand.

The Amended and Restated Note is secured by a senior security interest of CRG Finance AG in all tangible and intangible assets and properties of the Company and its subsidiaries as collateral pursuant to the terms and conditions of a Security Agreement entered into with CRG Finance AG (the “Security Agreement”). The Security Agreement will also secure and include all future notes issued by the Company as and when the Company draws upon the supplemental funds to be made available to the Company under the terms of the Commitment Letter.  The extent of the security interest in such collateral includes all currently owned assets and properties of the Company and its subsidiaries and all after-acquired worldwide assets of the Company and its subsidiaries. The Security Agreement and the Commitment Letter are described in further detail in Item 1.01 of the Current Report on Form 8-K filed by the Company with the SEC on March 2, 2012, which is incorporated herein by reference thereto.

On March 2, 2012, the Company borrowed $30,000 from CRG Finance AG. The note is secured by the assets of the Company, bears interest at 7.5% per annum and matures 30 days after demand.

On April 3, 2012, the Company borrowed $250,000 from Tumlins Trade Inc. The loan is unsecured, bears interest at 7.5% per annum and matures April 4, 2013.

On April 3, 2012, the Company borrowed $50,000 from CRG Finance AG. The note is secured by the assets of the Company, bears interest at 7.5% per annum and matures upon 30 days of demand.

As of March 31, 2012 we had current assets of $18,047 and current liabilities of $1,834,042.  As of March 31, 2012 we had total assets of $892,888 comprised entirely of cash, prepaid expenses, mining rights and property and equipment.

For the Nine Month Period Ended March 31, 2012 and March 31, 2011

During the nine months ended March 31, 2012 we spent net cash of $1,538,419 in operating activities, compared to net cash spending of $623,738 on operating activities during the same period in 2011. Since the Company’s inception, we have spent net cash of $3,383,986 in operations.

Cash used in investing activities totaled $621,200 for the nine months ended March 31, 2012 compared to net cash used in investing activities of $2,370 during the same period in 2011.  Since the Company’s inception, the cash used in investing activities has totaled $874,841.

Cash provided by financing activities totaled $1,126,417 for the nine months ended March 31, 2012 compared to net cash provided by financing activities of $625,064 during the same period in 2011.  Since the Company’s inception, the cash provided by financing activities has totaled $4,111,603.

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

Off Balance Sheet Arrangements

As of March 31, 2012, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 5.             OTHER INFORMATION.

Not Applicable.

ITEM 6.                EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

Exhibit 10.19	Commitment Letter, by and among the Company and CRG Finance AG, dated as of March 1, 2012.

Exhibit 10.20	Security Agreement, by and among the Company and CRG Finance AG, dated as of March 1, 2012.

Exhibit 10.21	Amended and Restated Senior Note to CRG Finance AG in the amount of $1,142,900, dated as of March 1, 2012.

Exhibit 10.22	Form of Option Grant Agreement.

Exhibit 31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

Exhibit 101	Interactive Data Files

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

Dated:    May 21, 2012