Form 10-K
period 2012-06-30
ARDENT MINES LTD
filed 2012-10-15
CIK 1129018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-50994

Ardent Mines Limited

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0471870
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

100 Wall Street, 10th Floor

New York, NY 10005

(Address of principal executive offices)

778-892-9490

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

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,601,621 at December 31, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 16,623,391 shares of Common Stock, par value $.00001, outstanding as of October 11, 2012.

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

PART I

ITEM 1:  BUSINESS

Corporate Information

We were incorporated in the State of Nevada on July 27, 2000. We are presently engaged in the acquisition and exploration of mining properties.  The Company’s address is 100 Wall Street, 10th Floor, New York, NY 10005. The Company’s telephone number is (778) 892-9490.

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

On July 5, 2011, the Company announced that it has received a 43-101 Technical Report on Exploration prepared by SRK Consulting (U.S.) Inc. for the Gold Hills project. The report was prepared upon SRK's completion of a site visit and the analysis of geological and geophysical evidence. SRK confirmed the existence of a highly mineralized vein containing gold of high grade (4 to 7 g/t), originally prospected by the CPRM, an agency of the Brazilian government.

On July 2, 2012, the Company announced the commencement of geological exploration work at the Gold Hills project. On August 16, 2012, the Company announced that it has contracted Drilrent Ltd., a Brazilian-based company, to commence an exploratory drilling campaign at Gold Hills.  The drilling program is anticipated to cost approximately $700,000.  The Company’s subsidiary Gold Hills Mining Ltda. has received a definitive exploration permit from the Ministry of Mines and Energy allowing the Company to commence its exploration program.

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

On August 23, 2012, the Company announced that the Brazilian National Department of Minerals Production has completed the legal procedures required to transfer to the Company the exploration rights for the Company’s Misty Hills property.

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

During 2011, the Company agreed to general terms for the purchase of 100% of the shares of Sociedad Minera Las Cumbres SAC (“Las Cumbres”), the operator of a silver mine located in the Churín region of Peru, approximately 150 miles Northeast of the capital city of Lima.  The Company also entered into an option agreement with Alfredo de Lima SMRL to purchase the mineral rights for the Condorsenga mine, where the Las Cumbres operation is located.  These agreements were subject to certain conditions which were not fulfilled by the counterparties, and the Company is no longer pursuing these transactions.  The Company determined that due to certain political and regulatory changes and uncertainties, it is not advisable for the Company to pursue potential mining operations in Peru in the immediate future.

Employees

As of the end of the period covered by this Report, we had no employees in Brazil, other than Mr. Luciano Borges, and we utilized the services of consultants at the Gold Hills project as needed.  Since June of 2012, we have also utilized the services of Para Geoexperts for certain tasks at the project.  Subsequent to the period covered by this Report, the Company’s staff has expanded, and now includes one employee in the United States, one in Brazil, and two in Europe (the Company’s Chief Exploration Geologist / Exploration Vice President of Gold Hills Ltda. and the Company’s Investor Relations Manager). The Company has also hired two independent consultants, a geologist and an exploration technician.  In addition, subsequent to the period covered by this Report, the Company announced that it has contracted Drilrent Ltd., a Brazilian-based company, to commence an exploratory drilling campaign at Gold Hills, and certain work at Gold Hills will be conducted by temporary employees of Drilrent. The Gold Hills project is currently staffed by between 30-35 technicians, laborers and geologists at any given time, including Mr. Borges, the Company’s consultants, and employees of Para Geoexperts and Drilrent.  The Company intends to maintain this level of staffing at the Gold Hills project through the end of December, 2012, as the Company proceeds with its exploratory campaign work.

Corporate Development Services Agreement

On September 27, 2010, the Company entered into a Corporate Development Services Agreement (the “Services Agreement”) with CRG Finance AG (“CRG”).  Pursuant to the Services Agreement, CRG agreed to render to the Company consulting and other strategic advisory services (collectively, the “Advisory Services”). The Company agreed to pay to CRG the following amounts for the Advisory Services: (i) an inception fee of US$100,000.00 (one hundred thousand U.S. dollars) and (ii) a monthly services fee of US$25,000.00 (twenty five thousand U.S. dollars) per month, payable each month for the period commencing as of September 1, 2010.  The Company agreed to pay CRG $10,000 per month of the Advisory Services Fee beginning September 1, 2010, with the balance of $15,000 per month of the Advisory Services Fees together with the Inception Payment accruing until completion of the first Company financing when such accruals shall be fully due and payable.  In consideration of any and all Investment Banking Services provided to the Company, CRG shall receive in cash ten percent (10%) of the total value of each such transaction, payable at the closing of each such transaction. The Services Agreement also contains provisions for the reimbursement of reasonable expenses incurred by CRG, and for indemnification of CRG and its affiliates from claims related to the services provided under the Services Agreement.  The term of the Services Agreement shall be three years, and may be terminated at any time for any reason by CRG upon not less than thirty (30) days’ advance written notice. During May and June 2011, the inception fee and the accrued monthly service fees through June 2011 were paid in full. In July 2011, Ardent Mines and CRG entered into a suspension agreement whereby the investment banking services were terminated and the monthly service fees beginning July 2011 will no longer be due.  During the year ended June 30, 2011, we borrowed a total of $750,000 from CRG Finance AG at a rate of 7.5% per annum, calculated based on a year of 365 days and actual days elapsed. The loan, plus any interest accumulated, is due upon demand after the first anniversary of the agreement date within thirty calendar days upon delivery to the Borrower a written demand by the Lender. On October 18, 2011, the loan become convertible into common stock at the holder’s option at $3.68 per share.

CRG Finance AG Commitment Agreement

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

Amended and Restated Senior Secured Note

On March 1, 2012, the Company issued an Amended and Restated Senior Secured Note to CRG Finance AG in the amount of $1,142,900 (the “Amended and Restated Note”).  The Amended and Restated Note consolidates (i) all the outstanding loans, advances and interest due and payable to CRG Finance AG for all periods prior to December 31, 2011; (ii) the additional advances and loans to the Company subsequent to December 31, 2011 through February 28, 2012, but without the inclusion of interest; and (iii) all advisory fees due and payable to CRG through February 28, 2012.

The Amended and Restated Note has an interest rate of seven and one-half percent (7.5%) per annum. All principal and interest on the Amended and Restated Note shall be due and payable thirty (30) days after notice and demand to the Company by CRG Finance AG.  In the event of a default by the Company under the terms of the Amended and Restated Note, the interest rate shall increase to sixteen percent (16%) per annum.

Security Agreement

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

You may also request a copy of our filings at no cost, by writing or telephoning us at:

Ardent Mines Limited

100 Wall Street, 10th Floor

New York, NY 10005

Telephone: (778) 892-9490

Attention: Urmas Turu

Title: Interim Chief Executive Officer

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

We have a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about our ability to continue as a going concern.  Our auditors issued an opinion in their audit report dated October 15, 2012 expressing uncertainty about our ability to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.  If we are unable to continue as a going concern and our Company fails, investors in our Company could lose their entire investment.

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

Our common shares trade on the pink sheets electronic quotation system. Trading in our shares has historically been subject to very low volumes and wide disparity in pricing. Investors may not be able to sell or trade their common shares because of thin volume and volatile pricing with the consequence that they may have to hold your shares for an indefinite period of time.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

The Company does not own any real estate or other property. Our business office is located at 100 Wall Street, 10th Floor, New York, New York 10005.  There is no rent charged for this space, which is being temporarily provided to the Company by its counsel.  The Company has also established offices in Brazil.

ITEM 3:  LEGAL PROCEEDINGS

During the fiscal year ended June 30, 2012, the Company filed a Complaint with the Supreme Court of the State of New York.  The action was removed to the United States District Court for the Southern District of New York on May 17, 2011.  The defendants include Tydus Richards; Lotus Funds, Inc.; Dave Hibbard, as trustee of the Irrevocable Trust For the Benefit of Sloane Ricky Richards dated January 14, 2008; Christopher Wilson, individually and as trustee of the Irrevocable Trust For the Benefit of Chloe Belle Richards dated January 14, 2008; Scott Richards, as trustee of the Irrevocable Trust For the Benefit of Major Tydus Richards, dated January 14, 2008; Blackwater Industries LLC; Shelly Sean Singhal; and Pacific Stock Transfer Company.

Tydus Richards has demanded the replacement of certain certificates of shares which he contends are his and which were lost or misplaced.  The Company contends that Mr. Richards is not entitled to the certificates since he did not perform under a consulting agreement with the Company (Mr. Richards was supposed to perform certain services in consideration of the certificates).  It is the Company’s position that since Mr. Richards did not perform under his agreement with the Company, he is not entitled to the certificates.   In January 2012 the Company filed a withdrawal of the injunctive action with the court and returned the certificates to counsel for the shareholders of record affiliated with Mr. Richards thereby terminating the litigation against the Richards shareholder group.  Since January 2012, there has been no known or threatened legal action on the part of the Company or shareholders of record affiliated with Mr. Richards.

ITEM 4:  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our common stock began quotation on the Bulletin Board operated by the National Association of Securities Dealers on September 3, 2004, and is currently quoted under the symbol “ADNT” on the pink sheets electronic quotation system.  The following sets forth the high and low bid quotations for the common stock as reported on the applicable quotation system for each quarter since July 1, 2010.  These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Quarter Ended June 30, 2012	0.64	0.23
Quarter Ended March 31, 2012	0.29	0.08
Quarter Ended December 31, 2011	4.50	0.10
Quarter Ended September 30, 2011	5.75	3.75
Quarter Ended June 30, 2011	5.62	4.40
Quarter Ended March 31, 2011	5.00	4.05
Quarter Ended December 31, 2010	4.00	1.55
Quarter Ended September 30, 2010	2.10	.35

(b) Holders.

At October 11, 2012, the Company had 16,623,391 shares issued and outstanding (the number of shares issued and outstanding includes 350,000 shares of the Company’s common stock which the Company has undertaken to issue, but which the Company’s transfer agent has not yet issued).  At October 11, 2012 there were 27 stockholders of record of the Company’s common stock.  As of October 11, 2012, Cede & Company, held of record 5,725,264 shares of Company common stock as the custodian for stockholders whose shares are held in brokerage accounts.

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

(d) Securities authorized for issuance under equity compensation plans

 On February 24, 2012, the Company adopted a Stock Option Plan, authorizing the grant of up to 1,600,000 shares of the Company’s common stock.  This plan was amended on June 28, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	1,300,000	$0.13	300,000(1)
Total	1,300,000	$0.13	300,000(1)

(1)     On July 1, 2012, these options to purchase 300,000 shares of the Company’s common stock were issued to two employees of the Company.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Issuances of Shares

Between April 26, 2011 and June 14, 2011, the Company executed five subscription agreements to sell a total of 556,000 shares of the Company’s Common Stock (the “Shares”) at a purchase price of $3.85 per share.  The Company raised a total of $2,140,600 from the sale of an aggregate of 556,000 shares.  All of the aforementioned stock issuance transactions were subscribed by non-U.S. persons and were undertaken by the Company in reliance upon the exemption from securities registration under Regulation S of the U.S. Securities Act of 1933, as amended.

In connection with the sales of the Shares, the Company has also compensated Mobax Securities Limited for its services to the Company in connection with facilitating financing for the Company.  The Company has made grants of Common Stock Purchase Warrants to Mobax Securities Limited to purchase 51,600 shares of the Company’s common stock, at an exercise price of $3.85 per share.  Mobax Warrants to purchase 41,600 shares were exercisable until May 30, 2012; Mobax Warrants to purchase 10,000 shares were exercisable until July 13, 2012.

The Company entered into an Introduction Agreement (the “Introduction Agreement”) dated as of December 15, 2010 regarding the identification of potential acquisitions of mining companies and/or mining rights with SV Commercial S.A. (the “Agent”).  The Introduction Agreement contemplated that the Agent would notify the Company of potential acquisitions that it believes are suitable for the Company.  Pursuant to the Introduction Agreement, the Company agreed to compensate the Agent through the issuance of 500,000 shares of the Company’s common stock in the event that certain acquisitions were made by the Company.  On May 4, 2011, the Company completed the acquisition of Gold Hills Mining Ltda., and the Company subsequently issued 500,000 shares of the Company’s common stock to the Agent.

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

For a period of 6 months after the Closing Date, the purchase price per Share and the exercise price of the Warrants were subject to adjustment pursuant to certain events, including a subsequent financing by the Company on terms more favorable to the Investors than the terms in the Securities Purchase Agreement.  Additionally, the number of shares of common stock to be received upon the exercise of the Warrants (the “Warrant Shares”) and the exercise price of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the Closing Date.

In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement, dated September 1, 2011 (the “Registration Rights Agreement”). The Company was required to file a registration statement in order to register the Shares and the Warrant Shares. Pursuant to the terms of the Registration Rights Agreement, we were required to file a registration statement within 30 days following the date of the Securities Purchase Agreement and to cause the registration statement to be declared effective within 90 days of the date of the Securities Purchase Agreement (120 days in the event the SEC reviews the registration statement).

Net proceeds from the private placement were used primarily to support the Company's current exploration and development plans in Brazil together with the Company's ongoing general corporate and working capital requirements.

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

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common stock at a par value of $.00001 per share.  As of the date of this Report, there were 16,623,391 shares of our common stock issued and outstanding (the number of shares issued and outstanding includes 350,000 shares of the Company’s common stock which the Company has undertaken to issue, but which the Company’s transfer agent has not yet issued).

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

The Company anticipates that it will require approximately $4,000,000 over the next twelve months to develop the Gold Hills project according to the Company’s plans.  As of October 12, 2012, the Company had $63,411.27 (unaudited) in cash on hand, and is a party to an agreement with CRG Finance AG pursuant to which the Company may borrow an additional $470,000, out of an initial amount of up to $1,000,000.  The Company will be seeking equity financing to provide the capital required to implement its exploration phase.

Should the Company develop additional mining projects, the Company will require additional funds in amounts to be determined.

Results of Operations

Revenues

During the fiscal year ended June 30, 2012, the Company had no revenues from operations and incurred a net loss of $5,537,391.  During the year ended June 30, 2011 we did not earn any revenues and incurred a net loss of $6,100,322.  Our net loss from inception through June 30, 2012 was $12,144,694.

Expenses

During the year ended June 30, 2012 we incurred total operating expenses of $5,798,410 which included $303,147 in consulting fees, $3,949,874 in officer and director compensation, $300,000 in investment banking services, $428,636 in other general and administrative expenses, $603,020 in legal and accounting fees, $5,068 in marketing, $6,200 in mining exploration and $202,465 in travel expenses.  During the year ended June 30, 2011 we incurred total operating expenses of $6,075,715 which included $2,612,425 in consulting fees, $2,392,275 in officer and director compensation, $258,560 in investment banking services, $53,303 in other general and administrative expenses, $453,142 in legal and accounting fees, $86,080 in marketing, $10,000 in mining exploration and $209,930 in travel expenses.  From inception through June 30, 2012, we incurred total operating expenses of $12,417,530 which included $3,229,818 in consulting fees, $6,342,149 in officer and director compensation, $558,560 in investment banking services, $523,466 in other general and administrative expenses, $1,219,667 in legal and accounting fees, $91,148 in marketing, $30,788 in mining exploration and $421,934 in travel expenses.

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

Between March and September, 2012, the Company borrowed an aggregate of $130,000 from CRG Finance AG under a commitment whereby CRG Finance AG has agreed to provide the Company with up to $1,000,000. The loan is secured by the assets of the Company, bears interest at 7.5% per annum and matures upon 30 days of demand.

On April 3, 2012, the Company borrowed $250,000 from Tumlins Trade Inc. The loan is unsecured, bears interest at 7.5% per annum and matures April 4, 2013.

The Company has received a loan in the amount of $300,000 from Volodymyr Khopta.  In connection with such loan, the Company has issued a note to Volodymyr Khopta dated as of June 18, 2012 (the “Khopta   Note”).  The Khopta Note has an interest rate of seven and one-half percent (7.5%) per annum and shall be due upon thirty (30) days notice and demand following the first anniversary of the date of such note.

Between August and September 2012, the Company borrowed an aggregate of $400,000 from CRG Finance AG under a commitment whereby CRG Finance AG has agreed to provide the Company with up to $1,000,000.  The loan is secured by the assets of the Company, bears interest at 7.5% per annum and matures 30 days after demand following the first anniversary of the date of the loans.  After this loan, $470,000 remains available under this commitment.

As of June 30, 2012 we had total assets of $1,265,426 consisting of total current assets of $339,165, mining rights in the amount of $898,577 and property, plant and equipment of $27,684.  Total current assets consisted of cash and cash equivalents in the amount of $287,052, employee advances in the amount of $48,571 and pre-paid $3,542.  As of June 30, 2011 we had total assets of $1,139,619, consisting of total current assets of cash in the amount of $885,978, mining rights in the amount of $250,000 and property, plant and equipment in the amount of $3,641.  As of October 12, 2012, the Company had $63,411 (unaudited) in cash on hand.

As of June 30, 2012 we had total liabilities of $2,730,665 all of which were current liabilities.  As of June 30, 2011, we had total liabilities of $953,845, all of which were current liabilities.

During the year ended June 30, 2012 we spent net cash of $1,715,989 on operating activities. The noncash items included in this amount included options expense of $2,889,174 and common shares issued for services of $700,000. During the year ended June 30, 2011 we spent net cash of $1,604,807 on operating activities. The noncash items included in this amount were common shares issued for services of $2,300,000 and options expense of $1,997,730. Net cash used in investing activities for the year ended June 30, 2011 was $253,641 consisting of cash paid for computer equipment of $3,355, cash paid for software of $286 and cash paid for the acquisition of mining rights of $250,000.

Net cash provided by financing activities for the year ended June 30, 2012 was $1,768,153 consisting of net proceeds from the sale of stock of $901,503 and proceeds from notes payable of $866,650.  Net cash provided by financing activities for the year ended June 30, 2011 was $2,739,690 consisting of net proceeds from the sale of stock of $2,028,180, proceeds from convertible notes payable of $750,000 and offset by the repayment of related party advances of $38,490.   Net cash provided by financing activities from the inception of the Company through June 30, 2012 was $4,753,339 consisting of net proceeds from the sale of stock of $3,120,560, proceeds from convertible notes payable of $750,000 , proceeds from notes payable $866,650 and related party advances of $16,129.

Plant and Equipment

The Company has spent $28,151 on plant and equipment to date.

Employees

As of the end of the period covered by this Report, we had no employees in Brazil, other than Mr. Luciano Borges, and we utilized the services of consultants at the Gold Hills project as needed.  Since June of 2012, we have also utilized the services of Para Geoexperts for certain tasks at the project.  Subsequent to the period covered by this Report, the Company’s staff has expanded, and now includes one employee in the United States, one in Brazil, and two in Europe (the Company’s Chief Exploration Geologist / Exploration Vice President of Gold Hills Ltda. and the Company’s Investor Relations Manager). The Company has also hired two independent consultants, a geologist and an exploration technician.  In addition, subsequent to the period covered by this Report, the Company announced that it has contracted Drilrent Ltd., a Brazilian-based company, to commence an exploratory drilling campaign at Gold Hills, and certain work at Gold Hills will be conducted by temporary employees of Drilrent. The Gold Hills project is currently staffed by between 30-35 technicians, laborers and geologists at any given time, including Mr. Borges, the Company’s consultants, and employees of Para Geoexperts and Drilrent.  The Company intends to maintain this level of staffing at the Gold Hills project through the end of December, 2012, as the Company proceeds with its exploratory campaign work.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Off Balance Sheet Arrangements

As of June 30, 2012, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ardent Mines Limited

(An exploration stage company)

New York, New York

We have audited the accompanying consolidated balance sheets of Ardent Mines Limited and its subsidiary (an exploration stage company) ("Ardent Mines") as of June 30, 2012 and 2011, and the related consolidated statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended and for the period from July 27, 2000 (inception) through June 30, 2012. These consolidated financial statements are the responsibility of Ardent Mines' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Ardent Mines is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Ardent Mines' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ardent Mines and its subsidiary as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the period from July 27, 2000 (inception) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Ardent Mines will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Ardent Mines has suffered recurring losses from operations and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 15, 2012

ARDENT MINES LIMITED

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$287,052	$885,978
Employee advances	48,571	-
Prepaid expenses	3,542	-
Total Current Assets	339,165	885,978

Property, plant and equipment, net of accumulated depreciation of $1,091 and $0, respectively	27,684	3,641
Mining rights	898,577	250,000

TOTAL ASSETS	$1,265,426	$1,139,619

LIABILITIES AND STOCKHOLDERS’EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$606,516	$203,845
Convertible notes payable	-	750,000
Notes payable	1,822,900	-
Derivative liabilities	301,249	-
Total Current Liabilities	2,730,665	953,845

TOTAL LIABILITIES	2,730,665	953,845

Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized 16,623,391 and 16,013,650 issue and outstanding, respectively	167	160
Additional paid-in capital	10,657,758	6,792,917
Deficit accumulated during the exploration stage	(12,144,694)	(6,607,303)
Accumulated other comprehensive income	21,530	-
Total Stockholders’ Equity (Deficit)	(1,465,239)	185,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,265,426	$1,139,619

The accompanying notes are an integral part of these consolidated financial statements.

ARDENT MINES LIMITED

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

			July 27, 2000
	Years Ended		(Inception)
	June 30,		Through
	2012	2011	June 30, 2012

Operating expenses:
Consulting fees	$303,147	$2,612,425	$3,229,818
Officer and director compensation	3,949,874	2,392,275	6,342,149
Investment banking services	300,000	258,560	558,560
Other general and administrative	428,636	53,303	523,466
Legal and accounting	603,020	453,142	1,219,667
Marketing	5,068	86,080	91,148
Mining exploration	6,200	10,000	30,788
Travel	202,465	209,930	421,934
Total operating expenses	5,798,410	6,075,715	12,417,530

Other income (expenses)
Interest expense	(64,455)	(24,941)	(90,686)
Other income	627	231	858
Interest income	267	103	370
Debt forgiveness	-	-	37,714
Gain on derivatives	324,580	-	324,580
Total other income (expenses)	261,019	(24,607)	272,836

NET LOSS	$(5,537,391)	$(6,100,322)	$(12,144,694)

Other comprehensive income:
Gain on foreign currency translation	21,530	-	21,530

Comprehensive loss	$(5,515,861)	$-	$(12,123,164)

Net loss per share – basic and diluted	$(0.34)	$(0.40)

Weighted average shares outstanding - basic and diluted	16,440,020	15,101,168

The accompanying notes are an integral part of these consolidated financial statements.

ARDENT MINES LIMITED

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

July 27, 2000 (Inception) Through June 30, 2012

				Deficit
				Accumulated	Accumulated	Total
			Additional	During	Other	Stockholders’
	Common Stock		Paid-in	Exploration	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income	(Deficit)

Shares issued for services	5,000,000	$50	$274,950	$-	-	$275,000

Net loss	-	-	-	(288,255)	-	(288,255)

Balances at June 30, 2001	5,000,000	50	274,950	(288,255)	-	(13,255)

Net loss	-	-	-	(9,982)	-	(9,982)

Balances at June 30, 2002	5,000,000	50	274,950	(298,237)	-	(23,237)

Net loss	-	-	-	(1,719)	-	(1,719)

Balances at June 30, 2003	5,000,000	50	274,950	(299,956)	-	(24,956)

Shares issued for cash	1,014,450	10	101,435	-	-	101,445

Net loss	-	-	-	(62,793)	-	(62,793)

Balances at June 30, 2004	6,014,450	60	376,385	(362,749)	-	13,696

Net loss	-	-	-	(16,740)	-	(16,740)

Balances at June 30, 2005	6,014,450	60	376,385	(379,489)	-	(3,044)

Net loss	-	-	-	(12,464)	-	(12,464)

Balances at June 30, 2006	6,014,450	60	376,385	(391,953)	-	(15,508)

Imputed interest on related party payable	-	-	1,290	-	-	1,290

Net loss	-	-	-	(40,299)	-	(40,299)

Balances at June 30, 2007	6,014,450	60	377,675	(432,252)	-	(54,517)

Shares issued for cash	8,243,200	82	82,350	-	-	82,432

Net loss	-	-	-	(47,170)	-	(47,170)

Balances at June 30, 2008	14,257,650	142	460,025	(479,422)	-	(19,255)

The accompanying notes are an integral part of these consolidated financial statements.

ARDENT MINES LIMITED

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

July 27, 2000 (Inception) Through June 30, 2012

				Deficit
				Accumulated	Accumulated		Total
			Additional	During	Other		Stockholders’
	Common Stock		Paid-in	Exploration	Comprehensive		Equity
	Shares	Amount	Capital	Stage	Income		(Deficit)
Net loss	-	-	-	(26,160)	-		(26,160)

Balances at June 30, 2009	14,257,650	142	460,025	(505,582)	-		(45,415)

Shares issued for cash, at $0.01 per share	700,000	7	6,993	-	-		7,000

Net loss	-	-	-	(1,399)		-	(1,399)

Balances at June 30, 2010	14,957,650	149	467,018	(506,981)		-	(39,814)

Shares issued for services	500,000	5	2,299,995	-	-		2,300,000

Shares issued for cash, at $3.85 per share, net of issuance costs	556,000	6	2,028,174	-	-		2,028,180

Options expense	-	-	1,997,730	-	-		1,997,730

Net loss	-	-	-	(6,100,322)	-		(6,100,322

Balances at June 30, 2011	16,013,650	160	6,792,917	(6,607,303)	-		185,774

Shares issued for cash, $3.85 per share, net of issuance costs	259,741	3	901,500	-	-		901,503

Shares issued for services	350,000	4	699,996	-	-		700,000

Options expense	-	-	2,889,174	-	-		2,889,174

Recognition of derivative liabilities	-	-	(625,829)	-	-		(625,829)

Gain on foreign currency exchange	-	-	-	-	21,530		21,530

Net loss	-	-	-	(5,537,391)	-		(5,537,391)

Balances at June 30, 2012	16,623,391	$167	$10,657,758	$(12,144,694)	$21,530		$(1,465,239)

The accompanying notes are an integral part of these consolidated financial statements.

ARDENT MINES LIMITED
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,		Inception (July 27, 2000) Through June 30, 2012
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,537,391)	$(6,100,322)	$(12,144,694)
Adjustments to reconcile net loss to
cash used in operating activities:
Debt forgiveness	-	-	(37,714)
Gain on derivative liabilities	(324,580)	-	(324,580)
Options expense	2,889,174	1,997,730	4,886,904
Imputed interest on related party payable	-	-	1,290
Stock issued for services	700,000	2,300,000	3,275,000
Change in:
Employee Advances	(48,571)	-	(48,571)
Prepaid expenses	(3,542)	-	(3,542)
Accounts payable accrued liabilities	608,921	197,785	834,351
NET CASH USED IN OPERATING ACTIVITIES	(1,715,989)	(1,604,807)	(3,561,556)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of property and equipment	(24,043)	(3,641)	(27,684)
Cash paid for acquisition of Gold Hills mining rights	(100,000)	(250,000)	(350,000
Cash paid for acquisition of Carajas mining rights	(675,492)	-	(675,492)
NET CASH USED IN INVESTING ACTIVITIES	(799,535)	(253,641)	(1,053,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock, net of issuance costs	901,503	2,028,180	3,120,560
Related party advances (repayments)	-	(38,490)	16,129
Proceeds from convertible notes payable	-	750,000	750,000
Proceeds from notes payable	866,650	-	866,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,768,153	2,739,690	4,753,339

EFFECTS OF FOREIGN EXCHANGE ON CASH	148,445	-	148,448

NET CHANGE IN CASH	(598,926)	881,242	287,052
CASH AT BEGINNING OF PERIOD	885,978	4,736	-
CASH AT END OF PERIOD	$287,052	$885,978	$287,052

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Noncash Investing and Financing Activities:
Derivative liabilities	$625,829	$-	$625,829
Payables and accrued interest converted to debt	206,250	-	206,250

The accompanying notes are an integral part of these consolidated financial statements.

ARDENT MINES LIMITED

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business.   Ardent Mines Limited was incorporated in Nevada on July 27, 2000. Ardent Mines' principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

Ardent Mines has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. On May 4, 2011, Ardent Mines acquired Gold Hills Mining Ltda. which owns certain mining rights in Brazil and on October 18, 2011, Ardent Mines acquired additional mining rights in the Carajas Mineral Province of Brazil (see Note 3).

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

Long-Lived Assets.

All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows that can be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value based on appraisals or other reasonable methods to estimate fair value. There was no impairment of long-lived assets during the years ended June 30, 2012 or 2011.

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

NOTE 2 - GOING CONCERN

Ardent Mines has incurred net losses since inception and has a negative working capital at June 30, 2012. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Ardent Mines' ability to continue as a going concern.

NOTE 3 – ACQUISITION OF MINING RIGHTS

On May 4, 2011, Ardent Mines acquired Gold Hills Mining Ltda. which owns certain mining rights in Brazil (Gold Hills Rights and Misty Hills Rights). The aggregate purchase price paid was $350,000 which was recorded as capitalized mining rights in the balance sheet as of June 30, 2012. $250,000 of this purchase price was paid prior to June 30, 2011 and the remaining $100,000 was paid during the year ended June 30, 2012.

Gold Hills Rights

Under the terms of the acquisition, additional amounts will be paid pursuant to the results of reserves testing performed on the mining properties. Exploratory drilling is currently occurring at Gold Hills. The reserves testing includes an economic assessment (feasibility study). Considering the progress of the exploration campaign and the physical characteristics of the Gold Hills deposit, our expectation is to complete this reserves test between the end of 2013 and early 2014.

Should the reserves testing confirm the existence of gold, silver and byproduct reserves of less than 300,000 equivalent gold ounces, Ardent Mines will not be required to make an additional payment. Should the reserves testing confirm the existence of gold, silver and byproduct reserves between 300,000 and 499,999 equivalent gold ounces; Ardent Mines will be required to pay an additional $400,000 payable within 30 days after completion of a pre-feasibility study. Should the reserves testing confirm the existence of gold, silver and byproduct reserves in excess of 499,999 equivalent gold ounces; Ardent Mines will be required to pay an additional $1,000,000, payable within 30 days after completion of a pre-feasibility study, and $2.00 per additional ounce in excess of 500,000 equivalent gold ounces.

Following the completion of the reserves testing, the Company anticipates that a final exploration report will be submitted to the Brazilian Mining Authority (DNPM) in early 2014. The approval of this report by the DNPM will trigger the obligation to make the payments described above. Usually, the DNPM takes some months to analyze, check and issue the report approval, so a reasonable forecast for the payment deadline is the second or third quarter of 2014.

In addition to the amounts to be paid based upon the reserves testing, Ardent Mines will also be required to pay an additional $700,000 within 30 days from the date that Ardent Mines obtains an environmental installation license. There are three licenses necessary to build and operate a mine. The first one is the “previous license”, which entitles the company to receive its mining concession. This usually takes from 4 to 6 months to be obtained.  The second environmental license is the “installation license”, necessary to develop or build the mine. This depends fundamentally on the coherence between the previous license and the engineering project submitted to the licensing authority. Although this process is less complex than the first license, it takes between 8-12 months to be granted. The operation license depends upon the checking and confirmation by the environmental authority that the mine facilities has been built in accordance with the two previous licenses. Normally that license takes less time than the previous ones.  Considering government operations and the project location characteristics, the size of the projects and the environmental/economic trade-off of the project, no difficulties are envisaged for the environmental licensing process. It is reasonable to assume that the operational license will be granted between 12 and 18 months after the end of the exploration campaign, projecting the deadline for this payment after the second quarter of 2015.

Once Ardent Mines begins extracting gold, silver or byproduct from the properties, Ardent Mines will be required to pay a monthly royalty equal to 2% of the net income from the sale of the mineral product. Ardent Mines will also be required to invest at least $3,500,000 in Gold Hills Mining Ltda. upon the development of an extensive extraction program.

Misty Hills Rights

For the Misty Hills (Serra do Sereno) project, there are additional fixed-date payments due as follows: $250,000 due on November 8th, 2012 and $150,000 on January 8th, 2013.

An additional payment of $7.20 per ounce of gold (43-101 certified measured + indicated resources), payable in six installments, is scheduled to be made after the start of production. Considering the size of the target, the exploration stage and the complexity of the environmental licensing process in the Amazon region where the project is located, it is estimated that the exploration should take at least 36 months to be completed and that the environmental licensing would consume another 18-24 months to be obtained. A reasonable projection for the payment of the first installment is the first quarter of 2017.

Carajas Mineral Province Rights

On October 18, 2011, Ardent Mines closed on its acquisition of the mineral rights in a highly mineralized area of 9,000 acres located in the Carajas Mineral Province of Brazil with an option exercise payment of $350,000 made to the Cooperativa dos Produtores de Minerios de Curionópolis (“COOPEMIC”). During the year ended June 30, 2012, aggregate payments (including the option exercise payment, purchase price and commissions) of $675,492 were made towards this acquisition. The payments are classified on the balance sheet as mining rights during the year ended June 30, 2012.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the year ended June 30, 2011, the Company borrowed a total of $750,000 from CRG Finance AG at a rate of 7.5% per annum. This unsecured loan, plus any interest accumulated, is due upon demand beginning October 18, 2011. On October 18, 2011, the loan becomes convertible into common stock at the holder’s option at $3.68 per share. Ardent Mines evaluated the conversion option under FASB ASC 815-15 and determined the conversion option does not qualify as a derivative. Ardent Mines then evaluated the conversion option under FASB ASC 470-20 for a beneficial conversion feature and determined that the conversion option does not contain a beneficial conversion feature. On March 1, 2012, this note was modified whereby the conversion option was removed (see Note 5).

NOTE 5 – NOTES PAYABLE

On March 1, 2012, the Company issued an Amended and Restated Senior Secured Note to CRG Finance AG in the amount of $1,142,900.  The Amended and Restated Note consolidates (i) an outstanding convertible note payable to CRG Finance with a principal amount of $750,000 and accrued interest payable to CRG Finance AG of $56,250; (ii) additional advances and loans to the Company of $186,650; and (iii) all advisory fees due and payable to CRG Finance of $150,000. The note is secured by the assets of the Company, bears interest at 7.5% per annum and matures upon 30 days of demand. As of June 30, 2012, the outstanding principal balance of this note was $1,142,900.

Between March and September, 2012, the Company borrowed an aggregate of $130,000 from CRG Finance AG under a commitment whereby CRG Finance AG has agreed to provide the Company with up to $1,000,000. The loan is secured by the assets of the Company, bears interest at 7.5% per annum and matures upon 30 days of demand.

On April 3, 2012, the Company borrowed $250,000 from Tumlins Trade Inc. The loan is unsecured, bears interest at 7.5% per annum and matures April 3, 2013.

On June 18, 2012, the Company borrowed $300,000 from Volodymyr Khopta.  The loan is unsecured, bears interest at 7.5% per annum and shall be due upon thirty (30) days notice and demand following the first anniversary of the date of such note.

NOTE 6 – DERIVATIVE LIABILITIES

As of June 30, 2012, Ardent Mines has an aggregate of 277,923 outstanding warrants containing exercise price reset provisions which requires derivative treatment under FASB ASC 815-15. The warrants were originally issued on September 7, 2011.

The fair value of these liabilities as of September 7, 2011 and June 30, 2012 totaled $625,829 and $301,249, respectively and was calculated using a lattice model. The net change in the fair value of these derivative liabilities during the year ended June 30, 2012 resulted in a gain on the change in the fair value of derivatives of $324,580.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2012.

	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -

Liabilities
Derivative liabilities	$ -	$ -	$ 301,249	$ 301,249

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Derivative Warrants
Fair value at June 30, 2011	$ -
Fair value of warrants issued	625,829
Change in fair value of derivative liabilities	(324,580)
Fair value at June 30, 2012	$ 301,249

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

During the year ended June 30, 2011, Ardent Mines sold an aggregate of 556,000 common shares for cash proceeds of $2,028,180, net of cash commissions paid of $112,420. In addition to the cash commissions, Ardent Mines also granted 51,600 common stock warrants as additional commissions. The warrants have a fair value of $176,600 (see Common Stock Warrants  section below).

During the year ended June 30, 2012, Ardent Mines sold an aggregate of 259,741 common shares and 259,741 common stock warrants for aggregate cash proceed of $901,503, net of stock issuance costs of $98,500. In addition to the cash commissions, Ardent Mines also granted 18,182 common stock warrants as additional commissions. The commission warrants have a fair value of $40,945. See Common Stock Warrants  section below for details of the warrants.

During November 2011, Ardent Mines issued 350,000 common shares to its former President, Leonardo Riera, pursuant to a separation agreement. The shares were valued at $700,000 and expensed during the year ended June 30, 2012.

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

On May 12, 2011, the Company granted its Board members an aggregate of 1,300,000 stock options exercisable at $0.01 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $5,368,121 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.98%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities between 165.66% and 198.46% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the years ended June 30, 2012 and 2011, $2,766,104 and $1,913,230, respectively was expensed. 125,000 of these options were forfeited during the year ended June 30, 2012 with a total fair value of $540,091 that will not be expensed. A total of $148,696 will be expensed over the remaining vesting period.

On November 22, 2011, Leonardo Riera, the Company’s Chief Executive Officer resigned. In accordance with his separation agreement, all of his unvested options became vested on that date and expired on February 22, 2012. As a result of the accelerated vesting, a total of $509,816 of additional option expense was recorded during the year ended June 30, 2012. This amount is included in the 2012 options expense above of $3,144,106.

On January 5, 2012, Luis Feliu, the Company’s Chief Financial Officer resigned. As a result of his resignation, he forfeited 25,000 unvested options and his 25,000 vested options expired on April 5, 2012.

On January 12, 2012, James Ladner, a member of the Company’s Board of Directors resigned. As a result of his resignation, he forfeited 100,000 unvested options and his 100,000 vested options expired on April 12, 2012.

On February 24, 2012, the Company granted its Board members an aggregate of 1,300,000 stock options exercisable at $0.13 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $218,045 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.43%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities of 187.95% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the year ended June 30, 2012, $123,070 was expensed. A total of $94,975 will be expensed over the remaining vesting period.

A summary of option activity for the years ended June 30, 2012 and 2011 is reflected below:

	Options	Weighted- Average Exercise Price
Outstanding at June 30, 2010	-	$-
Granted	1,350,000	4.57
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2011	1,350,000	$4.57
Granted	1,300,000	0.13
Expired	(675,000)	4.40
Forfeited	(125,000)	4.75
Outstanding at June 30, 2012	1,850,000	$1.50

Exercisable at June 30, 2012	737,500	$2.71
Exercisable at June 30, 2011	375,000	4.86

At June 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.13 to $4.75 and 4.42 years, respectively. The intrinsic value of the exercisable options outstanding at June 30, 2012 was $546,000.

At June 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.01 to $4.75 and 4.86 years, respectively. The intrinsic value of the exercisable options outstanding at June 30, 2011 was $737,500.

Common Stock Warrants

On May 30, 2011 and June 15, 2011, the Company granted and aggregate of 51,600 common stock warrants as a commission for the sale of common stock. The warrants are exercisable at $3.85 per share, vest immediately and have a term of 1 year. The fair value of the warrants was determined to be $176,600 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.18%, (2) expected term of 1 year (3) expected volatility of 148.57% and (4) zero expected dividends. The fair value was recorded against additional paid-in capital as stock issuance costs.

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

A summary of warrant activity for the years ended June 30, 2012 and 2011 is reflected below:

	Warrants	Weighted- Average Exercise Price
Outstanding at June 30, 2010	-	$-
Granted	51,600	3.85
Canceled	-	-
Forfeited	-	-
Outstanding at June 30, 2011	51,600	$3.85
Granted	277,923	4.15
Canceled	-	-
Forfeited	(41,600)	3.85
Outstanding at June 30, 2012	287,923	$4.14

Exercisable at June 30, 2012	287,923	$4.14
Exercisable at June 30, 2011	51,600	3.85

At June 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $3.85 to $4.15 and 4.05 years, respectively. The intrinsic value of the warrants exercisable at June 30, 2012 was $0.

At June 30, 2011, the exercise price and the weighted average remaining contractual life of the warrants outstanding were $3.85 and 0.94 years, respectively. The intrinsic value of the warrants exercisable at June 30, 2011 was $59,340.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2012, the Company had outstanding advances to employees totaling $48,571. The advances bear no interest, are due on demand and are to be used for future business expenses.

NOTE 9 - INCOME TAXES

The Company is subject to United States federal and state income taxes at a rate of 35%.

The significant components of deferred income tax assets at June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011
Net operating loss carryforward	$1,566,000	$820,000
Valuation allowance	(1,566,000)	(820,000)

Net deferred income tax asset	$–	$–

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

The cumulative net operating loss carry-forward is approximately $4,475,000 at June 30, 2012, and will expire in the years 2021 to 2031.

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2012, the Company granted Alexey Kotov, its Chief Exploration Geologist and Exploration Vice President of Gold Hills Limited, an aggregate of 150,000 common stock options exercisable at $0.13 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant.

On July 1, 2012, the Company granted Stan Bezusov, its Investor Relations Manager, an aggregate of 150,000 stock options exercisable at $0.13 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant.

On July 1, 2012, Mr. Gabriel Margent was appointed as the Chief Financial Officer of the Company.  Mr. Margent has served as a member of the Company’s Board of Directors since November 1, 2010.  For his services as the Company’s Chief Financial Officer, Mr. Margent shall receive $60,000 per annum.  Mr. Margent shall continue to serve on the Board, however, he shall no longer be compensated separately for his services as a member of the Board.

Between August and September 2012, the Company borrowed an aggregate of $400,000 from CRG Finance AG under a commitment whereby CRG Finance AG has agreed to provide the Company with up to $1,000,000.  The loan is secured by the assets of the Company, bears interest at 7.5% per annum and matures 30 days after demand following the first anniversary of the date of the loans.  After this loan, $470,000 remains available under this commitment.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as required by SEC Rule 15d-15(b). Based upon that evaluation, management has concluded that our current disclosure controls and procedures were not effective as of June 30, 2012. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below. Management intends to remediate the material weaknesses as set out below.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2012, the Company's internal control over financial reporting was not effective due to the following material weaknesses:

-

Non-timely recording of certain accounting entries. Certain adjusting journal entries were required at the end of accounting periods, based on review by our outside accountants, which entries should have been recorded during the period. In particular, share-based compensation expense, change in the fair value of derivative liabilities and accounts payable accruals  were recorded only after review by our outside auditors instead of being recorded as the same arose which would have been the case had we maintained full-time internal accounting personnel.

-

Lack of procedures in place that include multiple levels of review over the bookkeeping and financial reporting functions. Due to limited personnel, there does not exist a process that includes multiple levels of review over the bookkeeping and financial reporting process which resulted in multiple audit adjustments noted by our outside accountants.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of October 11, 2012:

Name	Age	Position

Urmas Turu	51	Interim Chief Executive Officer and Director
Luciano de Freitas Borges	51	President and Director
Gabriel Margent	60	Chief Financial Officer and Director

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company as of October 11, 2012.

Urmas Turu.  Mr. Turu commenced his services as the Company’s Interim Chief Executive Officer and as a Member of our Board of Directors on December 6, 2011.   He also served as the Company’s Interim Chief Financial Officer from January 5, 2012 until July 1, 2012.  Since 2006, Mr. Turu has been a partner in Mojave OU, an Estonian hospitality and entertainment firm.  Mr. Turu previously served as the Company’s President, Chief Executive Officer and Chief Financial Officer from February 12, 2009 until August 25, 2010.  He served as a member of the Company’s Board of Directors from February 12, 2009 until March 22, 2011.

Director Qualifications:

The Company has determined that Mr. Turu’s extensive experience in finance and as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Luciano de Freitas Borges.  Mr. Borges commenced his services as a member of our Board of Directors as of December 9, 2010. On December 2, 2011, Mr. Borges was appointed as the Company’s President.  Mr. Borges spent over 28 years working in Brazil’s mining industry, in both government and the private sector.  His positions have included serving as the National Secretary of Mines and Metallurgy in Brazil’s Ministry of Mines and Energy from 1993-2001, and serving as Senior Advisor to the Ministry & Strategic Planning Executive Officer to the Brazilian Geological Survey since 2002.  From 2007 to 2008 he was Chief Executive Officer of Steel Mineracao do Brasil S.A., and since 2006 he has served as the Senior Partner and Chief Executive Officer of Ad Hoc Associated Advisors Inc., a consulting company.  His current activities include serving on the Boards of Directors of Amerix Precious Metals Corporation and Ouro Roxo Participacoes S.A., each of which are developing gold projects in Brazil.  Mr. Borges studied geology at the University of Brasilis, and received both a masters degree in that field and a MBA in Mineral Economics and Mineral Projects Valuation.

Director Qualifications:

The Company has determined that Mr. Borges’ extensive experience in mining operations in Brazil has provided him with the knowledge, skills and professional contacts necessary to serve as a director of the Company.

Gabriel Margent.  Mr. Margent commenced his services as a member of our Board of Directors as of November 1, 2010.  Effective as of July 1, 2012, Mr. Gabriel Margent was appointed as the Company’s Chief Financial Officer.  From 1987-2008, Mr. Margent was employed by Merrill Lynch & Co., Inc. where he served in a broad range of executive positions, including Vice President of Finance in the Office of General Counsel, Vice President of Finance in Global Human Resources, and Vice President of Finance in Investment Banking.  Mr. Margent is presently the Chief Financial Officer of Appitalism, Inc., a position he has held since April, 2010.  Prior to this position, he served from 2008-2010 as a Consultant.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended June 30, 2012, all such filing requirements applicable to our Company were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Leonardo Riera	1	1		0
Luis Feliu	1	1		0
Luciano de Freitas Borges	2	2		0
James Ladner	1	1		0
Gabriel Margent	1	1		0
Urmas Turu	1	1		0

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

Board Committees

Audit Committee

The Company’s Board of Directors currently has an Audit Committee consisting of Mr. Margent.  The Company’s Board of Directors has determined that Mr. Margent is not an independent director.  The Company has adopted the standards for director independence contained in the Nasdaq Marketplaces Rule 5605(a)(2).  Mr. Margent serves as the Audit Committee’s financial expert.

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

Director Nominations

There have been no changes in the year ended June 30, 2012 to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table (1)(2)

Name and Principal Position	Year	Salary	Option Awards	Total

Urmas Turu, Interim Chief Executive	2012	$0	$47,335	$47,335
Officer, Director (3)	2011	$0	$0	$0

Leonardo Riera, Former President, Chief Executive	2012	$110,000	$1,328,804	$1,438,804
Officer and Director (4)	2011	$210,000	$735,858	$945,858

Luis Feliu,	2012	$78,200	$24,862	$103,062
Former Chief Financial Officer (5)	2011	$54,000	$73,586	$127,586

Luciano de Freitas Borges	2012	$15,000	$52,068	$67,068
President and Director (6)	2011	$0	$477,451	$477,451

(1)     The table reflects each of the Company’s last two completed fiscal years.  Pursuant to permissive authority under S-K Rule 402(a)(5) we have omitted tables and columns where there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)     No persons have been entitled to compensation in excess of $100,000 per year prior to the fiscal year ended June 30, 2012.

(3)     Mr. Turu commenced his services as the Company’s Interim Chief Executive Officer and as a Member of our Board of Directors on December 6, 2011.   He also served as the Company’s Interim Chief Financial Officer from January 5, 2012 until July 1, 2012.

(4)     Mr. Riera was appointed as a member of our Board of Directors and as the President of the Company on August 25, 2010. He resigned as an officer and director of the Company on November 22, 2011.

(5)     Effective as of September 2, 2010, Mr. Luis Feliu was appointed as the Chief Financial Officer of the Company. He resigned effective January 5, 2012.

(6)   Mr. Borges commenced his services as a member of our Board of Directors as of December 9, 2010. On December 2, 2011, Mr. Borges was appointed as the Company's President.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Urmas Turu, Interim Chief Executive Officer and Director	125,000	375,000	0.13	February 12, 2017

Gabriel Margent, Chief Financial Officer and Director	62,500	187,500	0.13	February 12, 2017

Gabriel Margent, Chief Financial Officer and Director	112,500	37,500	4.75	May 12, 2016

Luciano Borges, President and Director	137,500	412,500	0.13	February 12, 2017

Luciano Borges, President and Director	150,000	50,000	4.75	May 12, 2016

Wuersch & Gering LLP	150,000	50,000	4.75	May 12, 2016

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

 Director Compensation Paid in 2012

Name	Fees earned or paid in cash	Options	Total
James Ladner	$20,000	99,449	119,449

Gabriel Margent	$10,000	381,755	391,755

Compensation of Officers and Directors

Separation Agreement with Leonardo Riera

On November 22, 2011, Leonardo Riera resigned from his positions as an officer and director of the Company.  In connection with Mr. Riera’s resignation, the Company and Mr. Riera entered into a mutually acceptable Separation Agreement, dated November 22, 2011 (the “Separation Agreement”).

Under the terms of the Separation Agreement, the Company and Mr. Riera agreed to terminate his Employment Agreement with the Company, dated September, 27, 2010 (the “Employment Agreement”), except for certain terms pertaining to non-competition with the Company, non-solicitation as well as options previously granted to Mr. Riera, which shall survive and vest in accordance with the Employment Agreement.  Under the terms of the Separation Agreement, the Company granted Mr. Riera the following separation package: (i) three hundred fifty thousand (350,000) shares of Company common stock (the “Separation Shares”) to be issued on the first business day of 2012; (ii) fifty thousand (50,000) shares on the first business day following closing of a Company financing with net proceeds to the Company of greater than ten million U.S. Dollars ($10,000,000) (the “Bonus Shares” and referred to together with the Separation Shares as the “Shares”); (iii) a cash payment of Twenty Five Thousand Dollars ($25,000) payable on or before December 1, 2011; and (iv) cash payments of $5,000 per month for consulting services to be rendered to the Company by Riera for a period of three months, commencing on December 1, 2011 (the “Transition Period Consulting Services”).  It was agreed that all of the Shares would remain restricted and not eligible for transfer, sale or public trading until the earlier of (x) 180 days after declaration of effectiveness by the U.S. Securities & Exchange Commission of a registration statement for an underwritten public offering of Company securities in amount of not less than forty million dollars ($40,000,000); or (y) December 31, 2013.  It was agreed that Mr. Riera would maintain the 50,000 options granted as per his Employment Agreement, and his total previously granted option package consisting of 500,000 options will fully vest as agreed with the Board upon the acceptance of Mr. Riera’s resignation.  The vested options was exercisable to the full extent permitted under the provisions of Mr. Riera’s option agreement pertaining to the duration of exercise of options for employees who have terminated their employment in good standing with the Company. The Separation Agreement also contains mutual general releases, mutual support and non-disparagement provisions as well as indemnification and hold harmless coverage for Mr. Riera with respect to any matters attributable to the period of his services to the Company.

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

Technical Advisory Services Agreement between the Company and Ad Hoc Associated Advisors Inc.

In addition to Mr. Borges’ service as the Company’s President and a Member of the Board, he shall provide consulting services to the Company through Ad Hoc Associated Advisors Inc. (the “Technical Advisor”), a Company of which he is the Chief Executive Officer.  Such consulting services shall relate to the Company’s mining activities, and shall be governed by the Technical Advisory Services Agreement dated as of December 9, 2010 (the “Agreement”), by and between the Company and the Technical Advisor.

The Company shall compensate the Technical Advisor as follows: (i) The Technical Advisor shall be paid at a rate of Two thousand five hundred U.S. Dollars ($2,500) per month; and (ii) be eligible to receive a bonus of restricted common stock.  Either party may terminate the Agreement on thirty (30) days written notice.

James Ladner

The Company and Mr. Ladner agreed that his compensation would initially be five thousand U.S. Dollars ($5,000) per month. Two thousand five hundred U.S. Dollars ($2,500) of this amount was payable incrementally on a monthly basis and pro-rated for any partial month of service, less any applicable statutory and regulatory deductions, which shall be payable in accordance with the Company’s regular payroll practices, as the same may be modified from time to time. It was agreed that the remainder of this compensation would accrue until such time as the Company received capital investments in the amount of ten million U.S. Dollars ($10,000,000), at which time all accrued and unpaid amounts shall be due and payable.

On May 12, 2011, Mr. Ladner was granted options to purchase 200,000 shares of the Company’s common stock at a purchase price of $4.75 per share.  Twenty-five percent (25%) of this grant vested upon the date of the grant, and an additional twenty-five (25%) of this grant was to vest for each six (6) month period from the date of the grant.

On January 12, 2012, Mr. Ladner resigned from the Board.

Gabriel Margent

Mr. Margent has served as a member of the Company’s Board of Directors since November 1, 2010. The Company and Mr. Margent agreed that his compensation shall initially be five thousand U.S. Dollars ($5,000) per month.  The Company and Mr. Margent agreed that two thousand five hundred U.S. Dollars ($2,500) of this amount would be payable incrementally on a monthly basis and pro-rated for any partial month of service, less any applicable statutory and regulatory deductions, which would be payable in accordance with the Company’s regular payroll practices, as the same may be modified from time to time.  The remainder of this compensation would accrue until such time as the Company shall have received capital investments in the amount of ten million U.S. Dollars ($10,000,000), at which time all accrued and unpaid amounts shall be due and payable.

On May 12, 2011, Mr. Margent was granted options to purchase 150,000 shares of the Company’s common stock at a purchase price of $4.75 per share.  Twenty-five percent (25%) of this grant shall vest upon the date of the grant, and an additional twenty-five (25%) of this grant shall vest for each six (6) month period from the date of the grant.

On July 1, 2012, Mr. Gabriel Margent was appointed as the Chief Financial Officer of the Company.  For his services as the Company’s Chief Financial Officer, Mr. Margent shall receive $60,000 per annum.  Mr. Margent shall continue to serve on the Board, however, he shall no longer be compensated separately for his services as a member of the Board.

Equity Incentive Plan

On May 12, 2011, the Company adopted a Stock Option Plan, authorizing the grant of up to 2,500,000 shares of the Company’s common stock.  On February 24, 2012, the Company adopted a Stock Option Plan, authorizing the grant of up to 1,600,000 shares of the Company’s common stock.  This plan was amended on June 28, 2012.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of October 11, 2012 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's beneficial ownership interest in 16,623,391 issued and outstanding shares of the Company's common stock (the number of shares issued and outstanding includes 350,000 shares of the Company’s common stock which the Company has undertaken to issue, but which the Company’s transfer agent has not yet issued).

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders
Urmas Turu, Interim Chief Executive Officer and Director	1,760,000	250,000	2,010,000	12.3%

Executive Officers and Directors
Urmas Turu, Interim Chief Executive Officer and Director	1,760,000	250,000	2,010,000	12.3%

Luciano de Freitas Borges, President and Director	450,000	475,000	925,000	5.5%

Gabriel Margent, Chief Financial Officer and Director	0	275,000	275,000	1.7%

All officers and directors (3 individuals)	2,210,000	1,000,000	3,210,000	19.5%

The mailing address for each of the listed individual is c/o Ardent Mines Limited, 100 Wall Street, 10th Floor, New York, NY 10005.

A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty (60) days, including but not limited to any right to acquire beneficial ownership through the exercise of any option, warrant or right.

The Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

The Company’s Board of Directors has determined that none of the Company’s directors are independent directors.  The Company has adopted the standards for director independence contained in the Nasdaq Marketplaces Rule 5605(a)(2).

The Company’s Board of Directors currently has an Audit Committee consisting of Mr. Margent.  The Company’s Board of Directors also has a Disclosure Committee, consisting of the entire Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses accounting fees and services which we paid to our auditor, MaloneBailey LLP, during the fiscal years ended June 30, 2012 and 2011:

Type of Services Rendered	2012	2011

(a) Audit Fees	$39,600	$15,000

(b) Audit-Related Fees	$-	$-

(c) Tax Fees	$-	$-

Audit Fees

The aggregate fees billed by MaloneBailey, LLP, for professional services rendered for the audit of the Company's annual financial statements and reviews of the Company’s financial statements included in our Form 10Qs for the fiscal year ended June 30, 2012 totaled $39,600. The aggregate fees billed by MaloneBailey, LLP, for professional services rendered for the audit of the Company's annual financial statements and reviews of the Company’s financial statements included in our Form 10Qs for the fiscal year ended June 30, 2011 totaled $15,000.  .

Audit-Related Fees

The aggregate fees billed by MaloneBailey, LLP for audit related services for the fiscal year ended June 30, 2012, and which are not disclosed in “Audit Fees” above, were $0. The aggregate fees billed by MaloneBailey, LLP for audit related services for the fiscal year ended June 30, 2011, and which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by MaloneBailey, LLP for tax compliance for the fiscal year ended June 30, 2012 was $0. The aggregate fees billed by MaloneBailey, LLP for tax compliance for the fiscal year ended June 30, 2011 was $0.

All Other Fees

The aggregate fees billed by MaloneBailey, LLP for services other than those described above, for the year ended June 30, 2012, were $0.  The aggregate fees billed by MaloneBailey, LLP for services other than those described above, for the year ended June 30, 2011, were $0.

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

Exhibit 10.12

Purchase Agreement by and between the Company, Gold Hills Mining Ltda. and the shareholders of Gold Hills Mining Ltda., dated as of May 4, 2011, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form  10-K, filed with the Securities and Exchange Commission on August 31, 2011.

Exhibit 10.13

Stock Option Plan, adopted as of May 12, 2011, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form  10-K, filed with the Securities and Exchange Commission on August 31, 2011.

Exhibit 10.14

Form of Stock Option Agreement, with schedule of grants appended, , incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form  10-K, filed with the Securities and Exchange Commission on August 31, 2011.

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

Exhibit 10.19

Commitment Letter, by and among the Company and CRG Finance AG, dated as of March 1, 2012, incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 21, 2012.

Exhibit 10.20

Security Agreement, by and among the Company and CRG Finance AG, dated as of March 1, 2012, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 21, 2012.

Exhibit 10.21

Amended and Restated Senior Note to CRG Finance AG in the amount of $1,142,900, dated as of March 1, 2012, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 21, 2012.

Exhibit 10.22	Form of Option Grant Agreement, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 21, 2012.

Exhibit 10.23	2012 Stock Option Plan, adopted February 24, 2012, as amended June 28, 2012.

Exhibit 10.24	Note to CRG Finance AG in the amount of $30,000, dated as of March 2, 2012.

Exhibit 10.25	Note to CRG Finance AG in the amount of $50,000, dated as of April 3, 2012.

Exhibit 10.26	Note to Tumlins Trade Inc. in the amount of $250,000, dated as of April 3, 2012.

Exhibit 10.27	Note to Volodymyr Khopta in the amount of $300,000, dated as of June 18, 2012.

Exhibit 10.28	Note to CRG Finance AG in the amount of $105,000, dated as of June 19, 2012.

Exhibit 10.29	Note to CRG Finance AG in the amount of $300,000, dated as of September 9, 2012.

Exhibit 14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 2003.

Exhibit 21	List of Subsidiaries.

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

ARDENT MINES LIMITED (Registrant)

By:	/s/ Urmas Turu
Name: Urmas Turu
Title: Interim Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Gabriel Margent
Name: Gabriel Margent
Title: Chief Financial Officer, Director, Principal Financial Officer and Principal Accounting Officer

Dated:  October 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Urmas Turu
Name:	Urmas Turu
Title:	Interim Chief Executive Officer and Director
Dated:	October 15, 2012

/s/ Gabriel Margent
Name:	Gabriel Margent
Title:	Chief Financial Officer and Director
Dated:	October 15, 2012

/s/ Luciano de Freitas Borges
Name:	Luciano de Freitas Borges
Title:	President and Director
Dated:	October 15, 2012

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2000.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2000.

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

Exhibit 10.12

Purchase Agreement by and between the Company, Gold Hills Mining Ltda. and the shareholders of Gold Hills Mining Ltda., dated as of May 4, 2011, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form  10-K, filed with the Securities and Exchange Commission on August 31, 2011.

Exhibit 10.13

Stock Option Plan, adopted as of May 12, 2011, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form  10-K, filed with the Securities and Exchange Commission on August 31, 2011.

Exhibit 10.14

Form of Stock Option Agreement, with schedule of grants appended, , incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form  10-K, filed with the Securities and Exchange Commission on August 31, 2011.

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

Exhibit 10.19

Commitment Letter, by and among the Company and CRG Finance AG, dated as of March 1, 2012, incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 21, 2012.

Exhibit 10.20

Security Agreement, by and among the Company and CRG Finance AG, dated as of March 1, 2012, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 21, 2012.

Exhibit 10.21

Amended and Restated Senior Note to CRG Finance AG in the amount of $1,142,900, dated as of March 1, 2012, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 21, 2012.

Exhibit 10.22	Form of Option Grant Agreement, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 21, 2012.

Exhibit 10.23	2012 Stock Option Plan, adopted February 24, 2012, as amended June 28, 2012.

Exhibit 10.24	Note to CRG Finance AG in the amount of $30,000, dated as of March 2, 2012.

Exhibit 10.25	Note to CRG Finance AG in the amount of $50,000, dated as of April 3, 2012.

Exhibit 10.26	Note to Tumlins Trade Inc. in the amount of $250,000, dated as of April 3, 2012.

Exhibit 10.27	Note to Volodymyr Khopta in the amount of $300,000, dated as of June 18, 2012.

Exhibit 10.28	Note to CRG Finance AG in the amount of $105,000, dated as of June 19, 2012.

Exhibit 10.29	Note to CRG Finance AG in the amount of $300,000, dated as of September 9, 2012.

Exhibit 14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 2003.

Exhibit 21	List of Subsidiaries.

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