Form 10-K/A
period 2012-06-30
ARDENT MINES LTD
filed 2012-10-25
CIK 1129018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Ardent Mines Limited (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment No. 1”) for the year ended June 30, 2012 to include certain Interactive Data Files as exhibits as required by Part IV, Item 15 (Exhibits) of Form 10-K. When we initially filed our Form 10-K for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission on October 15, 2012, we relied upon Rule 405(a)(2) of Regulation S-T to take advantage of the 30-day grace period for the initial filing of our first Interactive Data File required to contain detail-tagged footnotes or schedules. We are filing this Amendment No. 1 for the purpose of furnishing the Interactive Data Files, included in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE, in Part IV, Item 15 of this Form 10-K.

No other information included in the Company’s Form 10-K for the year ended June 30, 2012 is changed by this Amendment No. 1. In addition, this Amendment No. 1 does not reflect events that have occurred after October 15, 2012, the date we initially filed our Form 10-K for the year ended June 30, 2012, nor does it modify or update those disclosures in the Form 10-K that may have been affected by subsequent events.

                Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files furnished on Exhibit 101 hereto will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

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

Exhibit 10.23

2012 Stock Option Plan, adopted February 24, 2012, as amended June 28, 2012, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 10.24

Note to CRG Finance AG in the amount of $30,000, dated as of March 2, 2012, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 10.25

Note to CRG Finance AG in the amount of $50,000, dated as of April 3, 2012, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 10.26

Note to Tumlins Trade Inc. in the amount of $250,000, dated as of April 3, 2012, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 10.27

Note to Volodymyr Khopta in the amount of $300,000, dated as of June 18, 2012, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 10.28

Note to CRG Finance AG in the amount of $105,000, dated as of June 19, 2012, incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 10.29

Note to CRG Finance AG in the amount of $300,000, dated as of September 9, 2012, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 2003.

Exhibit 21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

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

Dated:  October 25, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ URMAS TURU
Name:	Urmas Turu
Title:	Interim Chief Executive Officer and Director
Dated:	October 25, 2012

/s/ GABRIEL MARGENT
Name:	Gabriel Margent
Title:	Chief Financial Officer and Director
Dated:	October 25, 2012

/s/ LUCIANO DE FREITAS BORGES
Name:	Luciano de Freitas Borges
Title:	President and Director
Dated:	October 25, 2012

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2000.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2000.

Exhibit 4.1	Form of Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2011.

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

Exhibit 10.23

2012 Stock Option Plan, adopted February 24, 2012, as amended June 28, 2012, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 10.24

Note to CRG Finance AG in the amount of $30,000, dated as of March 2, 2012, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 10.25

Note to CRG Finance AG in the amount of $50,000, dated as of April 3, 2012, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 10.26

Note to Tumlins Trade Inc. in the amount of $250,000, dated as of April 3, 2012, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 10.27

Note to Volodymyr Khopta in the amount of $300,000, dated as of June 18, 2012, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 10.28

Note to CRG Finance AG in the amount of $105,000, dated as of June 19, 2012, incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 10.29

Note to CRG Finance AG in the amount of $300,000, dated as of September 9, 2012, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

Exhibit 14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 14, 2003.

Exhibit 21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012.

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