Form 10-Q
period 2012-09-30
ARDENT MINES LTD
filed 2012-11-19
CIK 1129018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer		Accelerated Filer	
Accelerated Filer		Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 16,623,391 shares of Common Stock, par value $0.00001, outstanding as of November 19, 2012.

ARDENT MINES LIMITED

FORM 10-Q

September 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

September 30, 2012

ARDENT MINES LIMITED (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$86,080	$287,052
Employee advances	57,815	48,571
Prepaid expenses	-	3,542
Total Current Assets	143,895	339,165

Property and equipment, net of accumulated depreciation of $2,677 and $1,091, respectively	31,550	27,684
Mining rights	912,617	898,577

TOTAL ASSETS	$1,088,062	$1,265,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$598,087	$606,516
Notes payable	2,237,900	1,822,900
Derivative liability	71,689	301,249
Total Current Liabilities	2,907,676	2,730,665

TOTAL LIABILITIES	2,907,676	2,730,665

Stockholders’ Deficit
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized 16,623,391 issue and outstanding	167	167
Additional paid-in capital	10,904,486	10,657,758
Deficit accumulated during the exploration stage	(12,760,450)	(12,144,694)
Accumulated other comprehensive income	36,183	21,530
Total Stockholders’ Deficit	(1,819,614)	(1,465,239)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,088,062	$1,265,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARDENT MINES LIMITED (An Exploration Stage Company) CONSOLIDATED CONDENSED STATEMENTS OF EXPENSES (Unaudited)

			July 27, 2000 (Inception) Through September 30, 2012
	Three Months Ended September 30,
	2012	2011

Operating expenses:
Consulting fees	$56,698	$58,238	$3,286,516
Director and executive compensation	269,750	1,383,795	6,611,899
Investment banking services	100,000	-	658,560
Other general and administrative	269,801	278,047	793,267
Legal and accounting	47,847	233,177	1,267,514
Marketing	70,000	-	161,148
Mining exploration	-	-	30,788
Travel	-	164,883	421,934
Total operating expenses	814,096	2,118,140	13,231,626

Other income (expenses)
Interest expense	(31,678)	(14,063)	(122,364)
Other income	451	-	1,309
Interest income	7	213	377
Gain on derivative	229,560	56,442	554,140
Debt forgiveness	-	-	37,714
Total other income	198,340	42,592	471,176

NET LOSS	$(615,756)	$(2,075,548)	$(12,760,450)

Other comprehensive income:
Gain on foreign currency translation	$14,653	$153,492	$36,183

Comprehensive loss	$(601,103)	$(1,922,056)	$(12,724,267)

Net loss per share – basic and diluted	$(0.04)	$(0.13)

Weighted average shares outstanding - basic and diluted	16,623,391	16,273,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARDENT MINES LIMITED (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,		Inception (July 27, 2000) Through September 30, 2012
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(615,756)	$(2,075,548)	$(12,760,450)
Adjustments to reconcile net loss to
cash used in operating activities:
Debt forgiveness	-	-	(37,714)
Gain on derivative liabilities	(229,560)	(56,442)	(554,140)
Depreciation expense	1,586	-	1,586
Options expense	246,728	1,238,595	5,133,632
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	-	3,275,000
Change in:
Employee advances	(9,244)	-	(57,815)
Prepaid expenses	3,542	(35,417)	-
Accounts payable accrued liabilities	(8,429)	43,825	825,922
NET CASH USED IN OPERATING ACTIVITIES	(611,133)	(884,987)	(4,172,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of property and equipment	(5,452)	(6,127)	(33,136)
Cash paid for acquisition of Gold Hills mining rights	-	(278,701)	(350,000)
Cash paid for acquisition of Carajas mining rights	-	-	(675,492)
NET CASH USED IN INVESTING ACTIVITIES	(5,452)	(284,828)	(1,058,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock, net of issuance costs	-	901,503	3,120,560
Related party advances (repayments)	-	8,244	16,129
Proceeds from convertible notes payable	-	-	750,000
Proceeds from notes payable	415,000	-	1,281,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	415,000	909,747	5,168,339

EFFECTS OF FOREIGN EXCHANGE ON CASH	613	153,492	149,058

NET CHANGE IN CASH	(200,972)	(106,576)	86,080
CASH AT BEGINNING OF PERIOD	287,052	885,978	-
CASH AT END OF PERIOD	$86,080	$779,402	$86,080

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Noncash Investing and Financing Activities:
Derivative liabilities	$-	$625,829	$625,829
Payables and accrued interest converted to debt	-	-	206,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARDENT MINES LIMITED

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ardent Mines Limited (“Ardent Mines”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Ardent Mines' Annual Report filed with the SEC on Form 10−K for the fiscal year ended June 30, 2012. In the opinion of management, all adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended June 30, 2012 as reported in the Form 10−K have been omitted.

NOTE 2 - GOING CONCERN

Ardent Mines has incurred net losses since inception and has a working capital deficit at September 30, 2012. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding Ardent Mines' ability to continue as a going concern.

NOTE 3 – ACQUISITION OF MINING RIGHTS

On May 4, 2011, Ardent Mines acquired Gold Hills Mining Ltda. which owns certain mining rights in Brazil (Gold Hills Rights and Misty Hills Rights). The aggregate purchase price paid was $350,000 which was recorded as capitalized mining rights in the balance sheet as of September 30, 2012.

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

In addition to the amounts to be paid based upon the reserves testing, Ardent Mines will also be required to pay an additional $700,000 within 30 days from the date that Ardent Mines obtains an environmental installation license. There are three licenses necessary to build and operate a mine. The first one is the “previous license”, which entitles the company to receive its mining concession. This usually takes from 4 to 6 months to be obtained.  The second environmental license is the “installation license”, necessary to develop or build the mine. This depends fundamentally on the coherence between the previous license and the engineering project submitted to the licensing authority. Although this process is less complex than the first license, it takes between 8-12 months to be granted. The operation license depends upon the checking and confirmation by the environmental authority that the mine facilities have been built in accordance with the two previous licenses. Normally that license takes less time than the previous ones.  Considering government operations and the project location characteristics, the size of the projects and the environmental/economic trade-off of the project, no difficulties are envisaged for the environmental licensing process. It is reasonable to assume that the operational license will be granted between 12 and 18 months after the end of the exploration campaign, projecting the deadline for this payment after the second quarter of 2015.

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

Carajas Mineral Province Rights

On October 18, 2011, Ardent Mines closed on its acquisition of the mineral rights in a highly mineralized area of 9,000 acres located in the Carajas Mineral Province of Brazil with an option exercise payment of $350,000 made to the Cooperativa dos Produtores de Minerios de Curionópolis (“COOPEMIC”). During the year ended June 30, 2012, aggregate payments (including the option exercise payment, purchase price and commissions) of $675,492 were made towards this acquisition. The payments are classified on the balance sheet as mining rights for the period ended September 30, 2012.

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

NOTE 4 – NOTES PAYABLE

On March 1, 2012, the Company issued an Amended and Restated Senior Secured Note to CRG Finance AG in the amount of $1,142,900.  The Amended and Restated Note consolidates (i) an outstanding convertible note payable to CRG Finance with a principal amount of $750,000 and accrued interest payable to CRG Finance AG of $56,250; (ii) additional advances and loans to the Company of $186,650; and (iii) all advisory fees due and payable to CRG Finance of $150,000. The note is secured by the assets of the Company, bears interest at 7.5% per annum and matures upon 30 days of demand. As of September 30, 2012, the outstanding principal balance of this note was $1,142,900.

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

Between March and September 2012, the Company borrowed an aggregate of $545,000 ($415,000 during the three months ended September 30, 2012) from CRG Finance AG under a commitment whereby CRG Finance AG has agreed to provide the Company with up to $1,000,000.  The loan is secured by the assets of the Company, bears interest at 7.5% per annum and matures 30 days after demand following the first anniversary of the date of the loans.  As of September 30, 2012, $455,000 remained available under this commitment.

NOTE 5 – DERIVATIVE LIABILITIES

As of September 30, 2012, Ardent Mines has an aggregate of 277,923 outstanding warrants containing exercise price reset provisions which requires derivative treatment under FASB ASC 815-15. The warrants were originally issued on September 7, 2011.

The fair value of these liabilities as of September 7, 2011 and September 30, 2012 totaled $625,829 and $71,689, respectively and was calculated using a lattice model. The net change in the fair value of these derivative liabilities during the three months ended September 30, 2012 resulted in a gain on the change in the fair value of derivatives of $229,560.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2012.

	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -

Liabilities
Derivative liabilities	$ -	$ -	$ 71,689	$ 71,689

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Derivative Warrants
Fair value at June 30, 2012	$ 301,249
Fair value of warrants issued	-
Change in fair value of derivative liabilities	(229,560)
Fair value at September 30, 2012	$ 71,689

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company did not issue any common stock during the three months ended September 30, 2012.

Common Stock Options

On May 12, 2011, the Company granted its Board members an aggregate of 1,300,000 stock options exercisable at $4.75 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $5,368,121 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.98%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities between 165.66% and 198.46% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the three month ended September 30, 2012, a total of $101,333 was expensed under this grant. A total of $47,363 will be expensed over the remaining vesting period.

On February 24, 2012, the Company granted its Board members an aggregate of 1,300,000 stock options exercisable at $0.13 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $218,045 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.43%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities of 187.95% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the three months ended September 30, 2012, $39,545 was expensed under this grant. A total of $55,430 will be expensed over the remaining vesting period.

On July 1, 2012, the Company granted Alexey Kotov, its Chief Exploration Geologist and Exploration Vice President of Gold Hills Limited and Stan Bezusov, its Investor Relations Manager, an aggregate of 300,000 common stock options (150,000 each) exercisable at $0.13 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $222,638 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.35%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities of 195.79% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During three months ended September 30, 2012, $105,850 was expensed under this grant. A total of $116,788 will be expensed over the remaining vesting period.

A summary of option activity for the three months period ended September 30, 2012 is reflected below:

	Options	Weighted- Average Exercise Price
Outstanding at June 30, 2012	1,850,000	$1.50
Granted	300,000	0.13
Canceled	-	-
Forfeited	-	-
Outstanding at September 30, 2012	2,150,000	$1.31
Exercisable at September 30, 2012	1,137,500	$1.81

At September 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.13 to $4.75 and 4.94 years, respectively. The intrinsic value of the exercisable options outstanding at September 30, 2012 was $408,000.

Common Stock Warrants

A summary of warrant activity for the three month period ended September 30, 2012 is reflected below:

	Warrants	Weighted- Average Exercise Price
Outstanding at June 30, 2012	287,923	$4.14
Granted	-	-
Canceled	-	-
Expired/Forfeited	(10,000)	3.85
Outstanding at September 30, 2012	277,923	$4.15
Exercisable at September 30, 2012	277,923	$4.15

At September 30, 2012, the exercise price and the weighted average remaining contractual life of the warrants outstanding were $4.15 and 3.80 years, respectively. The intrinsic value of the warrants exercisable at September 30, 2012 was $0.

NOTE 7- RELATED PARTY TRANSACTIONS

As of September 30, 2012 the Company had outstanding advances to employees totaling $57,815. The advances bear no interest, are due on demand and are to be used for future business expenses.

NOTE 8 – SUBSEQUENT EVENTS

On October 23, 2012, the Company borrowed $330,000 from CRG Finance AG under a commitment whereby CRG Finance AG has agreed to provide the Company with up to $1,000,000. The note is secured by the assets of the Company, bears interest at 7.5% per annum and matures upon 30 days of demand. After this borrowing, $125,000 remained available under this commitment

On November 13, 2012, the Company borrowed $55,000 from Volodymyr Khopta.  The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note.

On November 14, 2012, the Company borrowed $250,000 from Tumlins Trade Inc. The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note.

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

The Company anticipates that it will require approximately $4,000,000 over the next twelve months to develop the Gold Hills project according to the Company’s plans.  As of September 30, 2012, the Company had $86,080 (unaudited) in cash on hand, and is a party to an agreement with CRG Finance AG pursuant to which the Company may borrow an additional $470,000, out of an initial amount of up to $1,000,000.  The Company will be seeking equity financing to provide the capital required to implement its exploration phase.

Should the Company develop additional mining projects, the Company will require additional funds in amounts to be determined.

Results of Operations

For the Three Month Period Ended September 30, 2012 and September 30, 2011

Revenues

From the Company’s inception through September 30, 2012, we did not earn any revenues and incurred a net loss of $12,760,450. During the three month period ended September 30, 2012, we incurred a net loss of $615,756, as compared to the three month period ended September 30, 2011, in which we incurred a net loss of $2,075,548. The significant decrease was due mainly to additional stock-based compensation during the 2011 period.

Expenses

During the three months ended September 30, 2012 we incurred total operating expenses of $814,096 which included $269,750, in executive and directors compensation, $56,698 in consulting fees, $47,847 in legal and accounting fees, $100,000 in investment banking services, $269,801 in other general and administrative fees and $70,000 in marketing fees. Comparatively, during the same period in 2011, we incurred total expenses of $2,118,140 which included $1,383,795 in executive compensation, $58,238 in consulting fees, $233,177 in legal and accounting fees, $0 in marketing expenses, $0 in investment banking services, $278,047 in other general and administrative fees, and $164,883 for travel expenses. The Company’s expenses have increased as the Company has begun negotiating acquisitions, conducting due diligence and retaining staff.

Since Inception

Since the inception of the Company on July 27, 2000, we have incurred total operating expenses of $13,231,626 which included $3,286,516 in consulting fees, $6,611,899 in executive and director compensation, $658,560 in investment banking services, $1,267,514 in legal and accounting fees, $793,267 in other general and administrative fees, $161,148 in marketing, $30,788 in mining and exploration, and $421,934 for travel expenses.

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

On March 1, 2012, the Company and CRG Finance AG entered into a commitment letter (the “Commitment Letter”) pursuant to which CRG Finance AG has agreed to provide the Company with up to One Million U.S. Dollars (USD $1,000,000) to maintain the Company’s ordinary course of business operations.  Funds underlying the Commitment Letter may be drawn by the Company in increments or tranches upon written consent of CRG Finance AG at any time prior to the first anniversary of the date of the Commitment Letter.  The Commitment Letter will facilitate funding for the Company as a supplement to the prior commitment of CRG Finance AG in the amount of One Million U.S. Dollars (USD $1,000,000) that was contained in the Corporate Development Services Agreement between CRG Finance AG and the Company, dated September 27, 2010, of which $875,000 has been drawn by the Company as of the date of this report.

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

Between March and September 2012, the Company borrowed an aggregate of $545,000 from CRG Finance AG under the Commitment Letter.  The loan is secured by the assets of the Company, bears interest at 7.5% per annum and matures 30 days after demand following the first anniversary of the date of the loans.  During October 2012, the Company borrowed an additional $330,000 leaving $125,000 available under this commitment.

As of September 30, 2012 we had current assets of $143,895 and current liabilities of $2,907,676.  As of September 30, 2012 we had total assets of $1,088,062 comprised entirely of cash, prepaid expenses, mining rights and property and equipment.

Subsequent Events

On October 23, 2012, the Company borrowed $330,000 from CRG Finance AG. The note is secured by the assets of the Company, bears interest at 7.5% per annum and matures upon 30 days of demand.

On November 13, 2012, the Company borrowed $55,000 from Volodymyr Khopta.  The loan is unsecured, bears interest at 7.5% per annum and upon 30 days of demand following the first anniversary of the date of such note.

On November 14, 2012, the Company borrowed $250,000 from Tumlins Trade Inc. The loan is unsecured, bears interest at 7.5% per annum and upon 30 days of demand following the first anniversary of the date of such note.

Employees and Directors

As of the beginning of the period covered by this Report, we had no employees in Brazil, other than Mr. Luciano Borges, and we utilized the services of consultants at the Gold Hills project as needed.  Since June of 2012, we have also utilized the services of Para Geoexperts for certain tasks at the project.  During the period covered by this Report, the Company’s staff has expanded, and now includes one employee in the United States, one in Brazil and two in Europe (the Company’s Chief Exploration Geologist / Exploration Vice President of Gold Hills Ltda. and the Company’s Investor Relations Manager). The Company has also hired two independent consultants, a geologist and an exploration technician.  In addition, during the period covered by this Report, the Company announced that it has contracted Drilrent Ltd., a Brazilian-based company, to commence an exploratory drilling campaign at Gold Hills, and certain work at Gold Hills will be conducted by temporary employees of Drilrent. The Gold Hills project is currently staffed by between 30-35 technicians, laborers and geologists at any given time, including Mr. Borges, the Company’s consultants, and employees of Para Geoexperts and Drilrent.  The Company intends to maintain this level of staffing at the Gold Hills project through the end of December, 2012, as the Company proceeds with its exploratory campaign work.

Effective as of July 1, 2012, Mr. Gabriel Margent has been appointed as the Chief Financial Officer of the Company.  Mr. Margent has served as a member of the Company’s Board of Directors since November 1, 2010.  For his services as the Company’s Chief Financial Officer, Mr. Margent shall receive $60,000 per annum.  Mr. Margent shall continue to serve on the Board, however, he shall no longer be compensated separately for his services as a member of the Board.

Effective as of July 1, 2012, Urmas Turu, the Company’s Interim Chief Executive Officer and a Member of the Board, resigned from his position the Company’s Interim Chief Financial Officer.  Mr. Turu shall continue to serve as the Company’s Interim Chief Executive Officer.

Subsequent to the period covered by this Report, the Company has created an Advisory Board to assist the Company’s Board of Directors.  The first two specialists to join the new Advisory Board are Yuriy Safonov and Boris Bogatyrev.  Mr. Safonov, a Ph.D, has been a Professor of Geology-Mineralogy Sciences at the Russian Academy of Mineral Sciences in Moscow since 1991 and is a member of the International Association on Genesis of Ore Deposits (IAGOD). He has more than 40 years of experience in the study of gold-ore deposits, specifically in the field of endogenous gold deposits in all regions of the world and has had more than 200 scientific papers published.  Mr. Bogatyrev graduated as an Engineer-Geologist from the Moscow State Institute of Nonferrous Metals and Gold, specializing in the study of the geology and exploration of rare and radioactive ores. He is currently the Senior Scientist at the Institute of Ore Deposits Geology, Petrography, Mineralogy and Geochemistry at the Russian Academy of Sciences.  Mr. Bogatyrev has had more than 200 scientific papers published, including nine monographs.  Each of Mr. Safonov and Mr. Bogatyrev shall be compensated at a rate of $500 per month.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Off Balance Sheet Arrangements

As of September 30, 2012, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

Not Applicable.

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

Exhibit 10.30	Agreement by and between the Company and Monarch Media LLC, dated as of September 11, 2012.

Exhibit 10.31	Promissory Note to Tumlins Trade Inc. in the amount of $250,000, dated November 14, 2012.

Exhibit 10.32	Promissory Note to Volodymyr Khopta in the amount of $55,000, dated November 13, 2012.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	Interactive Data Files

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

Dated:    November 19, 2012