Form 10-Q/A
period 2012-09-30
ARDENT MINES LTD
filed 2012-11-21
CIK 1129018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

 EXPLANATORY NOTE

Ardent Mines Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 19, 2012 (the “Original Filing Date”), to furnish certain Exhibits to the Form 10-Q that were omitted in error from the original filing.

No other information included in the Company’s Form 10-Q is changed by this Amendment. In addition, this Amendment does not reflect events that have occurred after the Original Filing Date, nor does it modify or update those disclosures in the Form 10-Q that may have been affected by subsequent events.

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

101.INS – XBRL Instance Document*
101.SCH - XBRL Taxonomy Schema*
101.CAL - XBRL Taxonomy Calculation Linkbase*
101.DEF - XBRL Taxonomy Definition Linkbase*
101.LAB - XBRL Taxonomy Label Linkbase*
101.PRE - XBRL Taxonomy Presentation Linkbase*

*         These exhibits are furnished to the SEC as accompanying documents and are not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these Sections nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Dated:    November 21, 2012