Form 10-Q
period 2012-12-31
ARDENT MINES LTD
filed 2013-02-13
CIK 1129018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2012

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

(516) 602-9065

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 37,229,555 shares of Common Stock, par value $0.00001, outstanding as of February 8, 2013.

ARDENT MINES LIMITED

FORM 10-Q

December 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

ITEM 1.          FINANCIAL STATEMENTS

Ardent Mines Limited
(An Exploration Stage Company)

December 31, 2012

ARDENT MINES LIMITED (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS (Unaudited)
	December 31, 2012	June 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$28,150	$287,052
Employee advances	51,434	48,571
Prepaid expenses	36,247	3,542
Deferred financing costs	57,564	-
Total Current Assets	173,395	339,165

Property and equipment, net of accumulated depreciation of $2,677 and $1,091, respectively	29,075	27,684
Mining rights	1,154,684	898,577

TOTAL ASSETS	$1,357,154	$1,265,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$762,189	$606,516
Notes payable	2,517,900	1,822,900
Convertible note payable	55,000	-
Derivative liability	2,249	301,249
Total Current Liabilities	3,337,338	2,730,665

TOTAL LIABILITIES	3,337,338	2,730,665

Stockholders’ Deficit
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 37,229,555 and 16,623,391 issue and outstanding, respectively	373	167
Additional paid-in capital	11,541,225	10,657,758
Deficit accumulated during the exploration stage	(13,551,115)	(12,144,694)
Accumulated other comprehensive income	29,333	21,530
Total Stockholders’ Deficit	(1,980,184)	(1,465,239)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,357,154	$1,265,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARDENT MINES LIMITED (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,		July 27, 2000 (Inception) Through December 31,
	2012	2011	2012	2011	2012

Operating expenses:
Consulting fees	$9,697	$21,866	$66,395	$80,104	$3,296,213
Officer and director compensation	138,791	2,246,090	408,541	3,629,885	6,750,690
Investment banking services	50,000	120,000	150,000	120,000	708,560
Other general and administrative	527,298	150,606	797,099	428,653	1,320,565
Legal and accounting	43,523	227,221	91,370	460,398	1,311,037
Marketing	-	5,068	70,000	5,068	161,148
Mining exploration	-	-	-	-	30,788
Travel	-	69,757	-	234,640	421,934
Total operating expenses	769,309	2,840,608	1,583,405	4,958,748	14,000,935

Other income (expenses)
Interest expense	(90,810)	(14,332)	(122,488)	(28,395)	(213,174)
Other income	9	644	460	644	1,318
Interest income	5	54	12	267	382
Gain on derivatives	69,440	532,912	299,000	589,354	623,580
Debt forgiveness	-	-	-	-	37,714
Total other income (expense)	(21,356)	519,278	176,984	561,870	449,820

NET LOSS	$(790,665)	$(2,321,330)	$(1,406,421)	$(4,396,878)	$(13,551,115)

Other comprehensive income:
Gain (loss) on foreign currency translation	(6,850)	(7,889)	7,803	145,603	29,333

Comprehensive loss	$(797,515)	$(2,329,219)	$(1,398,618)	$(4,251,275)	$(13,521,782)

Net loss per share – basic and diluted	$(0.04)	$(0.14)	$(0.08)	$(0.27)

Weighted average shares outstanding - basic and diluted	19,535,132	16,421,761	18,079,261	16,258,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARDENT MINES LIMITED (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended December 31,		Inception (July 27, 2000) Through December 31, 2012
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,406,421)	$(4,396,878)	$(13,551,115)
Adjustments to reconcile net loss to
cash used in operating activities:
Debt forgiveness	-	-	(37,714)
Gain on derivative liabilities	(299,000)	(589,354)	(623,580)
Amortization of deferred finance costs	35,436	-	35,436
Depreciation expense	1,586	-	1,586
Options expense	368,519	2,639,185	5,255,423
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	700,000	3,275,000
Changes in operating assets and liabilities:
Employee advances	(2,863)	-	(51,434)
Prepaid expenses	(32,705)	(24,792)	(36,247)
Accounts payable accrued liabilities	77,827	351,443	912,178
NET CASH USED IN OPERATING ACTIVITIES	(1,257,621)	(1,320,396)	(4,819,177)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of property and equipment	(2,977)	(3,081)	(30,661)
Cash paid for acquisition of Gold Hills mining rights	-	-	(350,000)
Cash paid for acquisition of Carajas mining rights	(250,000)	(607,756)	(925,492)
NET CASH USED IN INVESTING ACTIVITIES	(252,977)	(610,837)	(1,306,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock, net of issuance costs	-	901,503	3,120,560
Advances from related party	-	8,081	16,129
Proceeds from convertible notes payable	-	-	750,000
Proceeds from notes payable	1,250,000	-	2,116,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,250,000	909,584	6,003,339

EFFECTS OF FOREIGN EXCHANGE ON CASH	1,696	145,603	150,141

NET CHANGE IN CASH	(258,902)	(876,046)	28,150
CASH AT BEGINNING OF PERIOD	287,052	885,978	-
CASH AT END OF PERIOD	$28,150	$9,932	$28,150

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Noncash Investing and Financing Activities:
Derivative liabilities	$-	$625,829	$625,829
Common stock issued for notes payable and accrued interest	515,154	-	721,404
Deferred financing costs accrued	93,000	-	93,000
Note payable converted to convertible note payable	55,000	-	-

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

NOTE 2 - GOING CONCERN

Ardent Mines has incurred net losses since inception and has a working capital deficit at December 31, 2012. The ability of Ardent Mines to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement of its common stock. There is no guarantee that Ardent Mines will be able to complete any of the above objectives. These factors raise substantial doubt regarding Ardent Mines' ability to continue as a going concern.

NOTE 3 – ACQUISITION OF MINING RIGHTS

Gold Hills Rights

On May 4, 2011, Ardent Mines acquired Gold Hills Mining Ltda. which owns certain mining rights in Brazil referred to as the Gold Hills Rights (Gold Hills Mining Ltda. subsequently acquired other rights, as described below). The aggregate purchase price paid for Gold Hills Mining Ltda. and the Gold Hills Rights was $350,000 which was recorded as capitalized mining rights in the balance sheet as of December 31, 2012.

Under the terms of the acquisition, additional amounts will be paid pursuant to the results of reserves testing performed on the mining properties. Exploratory drilling is currently occurring at Gold Hills. The Company’s reserves testing includes an economic assessment (a feasibility study). Considering the progress of the exploration campaign and the physical characteristics of the Gold Hills deposit, our expectation is to complete this reserves test between the end of 2014 and early 2015.

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

Following the completion of the reserves testing, the Company anticipates that a final exploration report will be submitted to the Brazilian Mining Authority (DNPM) expected to be between  late 2014 and early 2015. The approval of this report by the DNPM will trigger the obligation to make the payments described above. Usually, the DNPM takes some months to analyze, check and issue the report approval, so a reasonable forecast for the payment deadline is the second or third quarter of 2014.

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

Once Ardent Mines begins extracting gold, silver or byproduct from the properties, Ardent Mines will be required to pay a monthly royalty equal to 2% of the net income from the sale of the mineral product. Ardent Mines will also be required to invest at least $3,500,000 in Gold Hills Mining Ltda. upon the development of an extensive exploration program.

Carajas Mineral Province or Misty Hills Rights

On October 18, 2011, Gold Hills Mining Ltda., the Company’s wholly owned subsidiary, closed on its acquisition of the mineral rights in 9,000 acres located in the Carajas Mineral Province of Brazil with an option exercise payment of $350,000 made to the Cooperativa dos Produtores de Minerios de Curionópolis (“COOPEMIC”). These rights are referred to as the Serra do Sereno, or “Misty Hills” Rights. During the year ended June 30, 2012, aggregate payments (including the option exercise payment, purchase price and commissions) of $675,492 were made towards this acquisition. An additional payment of $250,000 was made toward this acquisition on November 8, 2012. The aggregate payments are classified on the balance sheet as mining rights as of December 31, 2012.

In addition to the option exercise payment made to COOPEMIC, Ardent Mines has undertaken certain exploration commitments to COOPEMIC. Ardent Mines has also agreed to make subsequent payments to COOPEMIC on the basis of the exploration report and the extent of the extraction of gold, silver, copper and their respective by-products. If Ardent Mines determines it is advisable to continue exploration, Ardent Mines shall pay to COOPEMIC $250,000 after six months of exploration and an additional $150,000 after twelve months of exploration. The $250,000 payment was made on November 8, 2012 and the $150,000 payment is due on April 8, 2013. If Ardent Mines’ exploration activities confirm the existence of gold, silver or copper and their respective by-products in excess of 400,000 gold equivalent ounces, Ardent Mines shall pay to COOPEMIC 30% of $24.00 per gold equivalent ounce ($7.20 per gold equivalent ounce) contained in the mineral reserves in three tranches: (i) one-third shall be paid when the Brazilian National Department of Mineral Production shall approve the final mineral exploration report; (ii) one-third shall be paid upon commencement of the extraction of gold, silver, copper and their respective by-products, contained in the areas covered by the mining rights; and (iii) one-third shall be paid within six months from the date of commencement of the extraction of gold, silver and copper and their respective by-products, contained in the areas covered by the mining rights.

NOTE 4 – NOTES PAYABLE

On March 1, 2012, the Company issued an Amended and Restated Senior Secured Note to CRG Finance AG in the amount of $1,142,900.  The Amended and Restated Note consolidates (i) an outstanding convertible note payable to CRG Finance with a principal amount of $750,000 and accrued interest payable to CRG Finance AG of $56,250; (ii) additional advances and loans to the Company of $186,650; and (iii) all advisory fees due and payable to CRG Finance of $150,000. The note is secured by the assets of the Company, bears interest at 7.5% per annum and matures upon 30 days of demand. As of December 31, 2012, the outstanding principal balance of this note was $1,142,900.

On March 1, 2012, the Company and CRG Finance AG entered into a commitment letter (the “Commitment Letter”) pursuant to which CRG Finance AG agreed to provide the Company with up to $1,000,000 to maintain the Company’s ordinary course of business operations. The Commitment Letter was intended to facilitate funding for the Company as a supplement to the prior commitment of CRG Finance AG in the amount of One Million U.S. Dollars (USD $1,000,000) that was contained in the Corporate Development Services Agreement between CRG Finance AG and the Company, dated September 27, 2010, of which $1,000,000 has been drawn by the Company as of the date of this Report.

 Between March and December of 2012, the Company borrowed an aggregate of $1,000,000 from CRG Finance AG which is the maximum allowed under the Commitment Letter.  The loan is secured by the assets of the Company, bears interest at 7.5% per annum and matures 30 days after demand following the first anniversary of the date of the loans.

On April 3, 2012, the Company borrowed $250,000 from Tumlins Trade, Inc. The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note.

On June 18, 2012, the Company borrowed $300,000 from Volodymyr Khopta.  The loan is unsecured, bears interest at 7.5% per annum and shall be due upon thirty (30) days notice and demand following the first anniversary of the date of such note.

On November 13, 2012, the Company borrowed an additional $55,000 from Volodymyr Khopta.  The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note. This loan was subsequently modified whereby a conversion option was added to the loan. The loan is convertible into common stock of the Company at $0.10 per share. The Company evaluated the modification and determined that it does not qualify as an extinguishment of debt because the conversion option is not substantive. There was no gain or loss on the modification.

On November 14, 2012, the Company borrowed and additional $250,000 from Tumlins Trade, Inc. The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note.

On November 19, 2012, the Company borrowed $75,000 from Galyna Vynnyk.  The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note.

On December 21, 2012, the Company entered into an agreement with Tumlins Trade, Inc. pursuant to which the outstanding principal owed to Tumlins of $500,000 and the accrued interest on these notes of $15,154 was extinguished through the issuance of an aggregate of 20,606,164 common shares. The issuance of these common shares resulted in a change in control with Tumlins Trade, Inc. owning more than 50% of the issued and outstanding common stock of the Company.

In connection with the loans from Tumlins Trade, Inc., Volodymyr Khopta and Galyna Vynnyk, the Company incurred commissions totaling $93,000. These commissions were recorded as deferred financing costs and are being amortized over the life of the loans using the effective interest rate method. As of December 31, 2012, the commissions were unpaid and accrued. Amortization expense of $35,436 was recorded during the six months ended December 31, 2012.

NOTE 5 – DERIVATIVE LIABILITIES

As of December 31, 2012, Ardent Mines has an aggregate of 277,923 outstanding warrants containing exercise price reset provisions which requires derivative treatment under FASB ASC 815-15. The warrants were originally issued on September 7, 2011.

The fair value of these liabilities as of September 7, 2011, June 30, 2012 and December 31, 2012 totaled $625,829, $301,249 and $2,249, respectively and was calculated using a lattice model. The net change in the fair value of these derivative liabilities during the six months ended December 31, 2012 resulted in a gain on the change in the fair value of derivatives of $299,000.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2012.

	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -

Liabilities
Derivative liabilities	$ -	$ -	$ 2,249	$ 2,249

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Derivative Warrants
Fair value at June 30, 2012	$ 301,249
Fair value of warrants issued	-
Change in fair value of derivative liabilities	(299,000)
Fair value at December 31, 2012	$ 2,249

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

On December 21, 2012, the Company entered into an agreement with Tumlins Trade, Inc. pursuant to which the outstanding principal owed to Tumlins of $500,000 and the accrued interest on these notes of $15,154 was extinguished through the issuance of an aggregate of 20,606,164 common shares. The issuance of these common shares resulted in a change in control with Tumlins Trade, Inc. owning more than 50% of the issued and outstanding common stock of the Company.

Common Stock Options

On May 12, 2011, the Company granted its Board members an aggregate of 1,300,000 stock options exercisable at $4.75 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $5,368,121 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.98%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities between 165.66% and 198.46% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the six month ended December 31, 2012, a total of $148,696 was expensed under this grant. As of December 31, 2012, all options under this agreement have been expensed.

On February 24, 2012, the Company granted its Board members an aggregate of 1,300,000 stock options exercisable at $0.13 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $218,045 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.43%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities of 187.95% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the six months ended December 31, 2012, $62,716 was expensed under this grant. A total of $32,259 will be expensed over the remaining vesting period.

On July 1, 2012, the Company granted Alexey Kotov, its Chief Exploration Geologist and Exploration Vice President of Gold Hills Limited and Stan Bezusov, its Investor Relations Manager, an aggregate of 300,000 common stock options (150,000 each) exercisable at $0.13 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $222,638 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.35%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities of 195.79% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During six months ended December 31, 2012, $157,107 was expensed under this grant. A total of $65,531 will be expensed over the remaining vesting period.

A summary of option activity for the six months period ended December 31, 2012 is reflected below:

	Options	Weighted- Average Exercise Price
Outstanding at June 30, 2012	1,850,000	$1.50
Granted	300,000	0.13
Canceled	-	-
Forfeited	-	-
Outstanding at December 31, 2012	2,150,000	$1.31
Exercisable at December 31, 2012	1,275,000	$2.12

At December 31, 2012, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.13 to $4.75 and 4.65 years, respectively. The intrinsic value of the exercisable options outstanding at December 31, 2012 was $0.

Common Stock Warrants

A summary of warrant activity for the three month period ended December 31, 2012 is reflected below:

	Warrants	Weighted- Average Exercise Price
Outstanding at June 30, 2012	287,923	$4.14
Granted	-	-
Canceled	-	-
Expired/Forfeited	(10,000)	3.85
Outstanding at December 31, 2012	277,923	$4.15
Exercisable at December 31, 2012	277,923	$4.15

At December 31, 2012, the exercise price and the weighted average remaining contractual life of the warrants outstanding were $4.15 and 3.56 years, respectively. The intrinsic value of the warrants exercisable at December 31, 2012 was $0.

NOTE 7- RELATED PARTY TRANSACTIONS

As of December 31, 2012 the Company had outstanding advances to employees totaling $51,434. The advances bear no interest, are due on demand and are to be used for future business expenses.

NOTE 8 – SUBSEQUENT EVENTS

On January 4, 2013, the Company’s Board of Directors approved a reverse stock split pursuant to which each one hundred (100) shares of our Common Stock issued and outstanding immediately prior to the record date will automatically and without any action on the part of the stockholders be converted into one share of our Common Stock.  The Company’s Board of Directors also approved changing the name of the Company to Gold Hills Mining, Ltd. As of the date of the filing of this Report, neither the name change nor the reverse stock split have been effected. Accordingly, the share and per share amounts herein have not been retroactively restated to reflect the reverse stock split.

On January 29, 2013, the Company borrowed an additional $100,000 from Tumlins Trade, Inc. under a convertible promissory note. The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note. After the reverse stock split referred to above becomes effective, this loan is convertible into common stock at $0.10 per share. The $0.10 per share conversion rate is a post-split price that will not otherwise adjust for the stock split.

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

Corporate Information

We were incorporated in the State of Nevada on July 27, 2000. We are presently engaged in the acquisition and exploration of mining properties.  The Company’s address is 100 Wall Street, 10th Floor, New York, NY 10005. The Company’s telephone number is (516) 620-9065.

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

On July 2, 2012, the Company announced the commencement of geological exploration work at the Gold Hills project. Para Geoexperts Ltda., a Brazilian geological services company, was hired to implement a full review and detailing of the geological mapping and exploration target investigation in the Gold Hills Project, with the goal of preparing a drilling campaign. Seven priority exploration targets have been defined. The Company has also invested in building the necessary infrastructure for the exploration in order to meet both its operational needs and the security standards establish by Brazilian law. The exploration work has included extensive sampling, topography surveying, and detailed geological mapping of the surface and of old mine galleries at the property. To perform these activities, during the last two calendar quarters of 2012, the Company has utilized the services of 35 professionals, most of which were outsourced (from service companies) or hired on a temporary basis, including three geologists, exploration technicians and field assistants.

On August 16, 2012, the Company announced that it has contracted Drilrent Ltd., a Brazilian-based company, to commence an exploratory drilling campaign at Gold Hills.  The drilling program is anticipated to cost approximately $700,000.  Based on the maps and parameters established by the technical work developed by the geological detailing works, since July of 2012, a 3,000 meter drilling campaign has started, aiming to define the mineralization in the sub-surface. The campaign’s first phase was concluded in December 2012, with 1,604 meters drilled through 11 drill holes, and shall continue after the analysis of the drill cores (chemical and geological parameters) and the checking of the parameters for the implementation of the second phase. The drill cores has been sampled and the samples sent for the analysis to international accredit laboratory (ACME Labs), and the results are being currently processed and analyzed in order to plan the next exploration steps, in particular the second phase campaign.

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

On August 23, 2012, the Company announced that the Brazilian National Department of Minerals Production has completed the legal procedures required to transfer to the Company the exploration rights for the Company’s Misty Hills property.  Currently, the environmental report and impact studies necessary to obtain the exploration license, mandatory in Para State, are being developed and shall be submitted to the state environmental authority by March 2013, in order to allow the start of the field work by early April 2013.

Plan of Operation

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations.

The Company anticipates that it will require approximately $4,000,000 over the next twelve months to develop the Gold Hills project according to the Company’s plans.  As of December 31, 2012, the Company had $28,150 in cash on hand. The Company will be seeking equity financing to provide the capital required to implement its exploration phase.

Should the Company develop additional mining projects, the Company will require additional funds in amounts to be determined.

Results of Operations

Losses

For the Three Month Period Ended December 31, 2012 and December 31, 2011

During the three month period ended December 31, 2012, we incurred a net loss of $790,665, as compared to the three month period ended December 31, 2011, in which we incurred a net loss of $2,321,330.

For the Six Month Period Ended December 31, 2012 and December 31, 2011

During the six month period ended December 31, 2012, we incurred a net loss of $1,406,421, as compared to the six month period ended December 31, 2011, in which we incurred a net loss of $4,396,878.

Losses Since Inception

From the Company’s inception through December 31, 2012, we did not earn any revenues and incurred a net loss of $13,551,115.

Expenses

For the Three Month Period Ended December 31, 2012 and December 31, 2011

During the three months ended December 31, 2012 we incurred total operating expenses of $769,309, which included $138,791 in executive and directors compensation, $9,697 in consulting fees, $43,523 in legal and accounting fees, $50,000 in investment banking services and $527,298 in other general and administrative fees. Comparatively, during the same period in 2011, we incurred total expenses of $2,840,608, which included $2,246,090 in executive compensation, $21,866 in consulting fees, $227,221 in legal and accounting fees, $5,068 in marketing expenses, $120,000 in investment banking services, $150,606 in other general and administrative fees, and $69,757 for travel expenses.

For the Six Month Period Ended December 31, 2012 and December 31, 2011

During the six months ended December 31, 2012 we incurred total operating expenses of $1,583,405 which included $408,541 in executive and directors compensation, $66,395 in consulting fees, $91,370 in legal and accounting fees, $150,000 in investment banking services, $797,099 in other general and administrative fees and $70,000 in marketing fees. Comparatively, during the same period in 2011, we incurred total expenses of $4,958,748 which included $3,629,885 in executive compensation, $80,104 in consulting fees, $460,398 in legal and accounting fees, $5,068 in marketing expenses, $120,000 in investment banking services, $428,653 in other general and administrative fees, and $234,640 for travel expenses.

Since Inception

Since the inception of the Company on July 27, 2000, we have incurred total operating expenses of $14,000,935 which included $3,296,213 in consulting fees, $6,750,690 in executive and director compensation, $708,560 in investment banking services, $1,311,037 in legal and accounting fees, $1,320,565 in other general and administrative fees, $161,148 in marketing, $30,788 in mining and exploration, and $421,934 for travel expenses.

Liquidity and Capital Resources

As of December 31, 2012, we had total assets of $1,357,154, including total current assets of $173,395, property and equipment, net of accumulated depreciation of $29,075, and mining rights of $1,154,684.  The Company’s total current assets included cash and cash equivalents of $28,150, employee advances of $51,434, prepaid expenses of $36,247 and deferred financing costs of $57,564.  Total assets declined from June 30, 2012, at which time we had total assets of $1,265,426, including total current assets of $339,165, property and equipment, net of accumulated depreciation of $27,684, and mining rights of $898,577.  The Company’s total current assets included cash and cash equivalents of $287,052, employee advances of $48,571 and prepaid expenses of $3,542.

The Company’s total liabilities at December 31, 2012 were $3,337,338, which was an increase from June 30, 2012, at which time the Company’s liabilities were $2,730,665.  The Company’s total liabilities at December 31, 2012 included accounts payable and accrued liabilities of $762,189, notes payable of $2,517,900, convertible notes payable of $55,000 and derivative liability of $2,249.  The Company’s total liabilities at June 30, 2012 included accounts payable and accrued liabilities of $606,516, notes payable of $1,822,900 and derivative liability of $301,249.

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

On March 1, 2012, the Company and CRG Finance AG entered into a commitment letter (the “Commitment Letter”) pursuant to which CRG Finance AG agreed to provide the Company with up to One Million U.S. Dollars (USD $1,000,000) to maintain the Company’s ordinary course of business operations. The Commitment Letter was intended to facilitate funding for the Company as a supplement to the prior commitment of CRG Finance AG in the amount of One Million U.S. Dollars (USD $1,000,000) that was contained in the Corporate Development Services Agreement between CRG Finance AG and the Company, dated September 27, 2010, of which $1,000,000  has been drawn by the Company as of the date of this Report.

Between March and December of 2012, the Company borrowed an aggregate of $1,000,000 from CRG Finance AG which is the maximum allowed under the Commitment Letter.  No further funds remain available under the Commitment Letter. The loan is secured by the assets of the Company, bears interest at 7.5% per annum and matures 30 days after demand following the first anniversary of the date of the loans.

On November 13, 2012, the Company borrowed $55,000 from Volodymyr Khopta.  The loan is unsecured, bears interest at 7.5% per annum and upon thirty (30) days of demand following the first anniversary of the date of such note. This loan was subsequently modified whereby it became convertible at the holder’s option into common stock at $0.10 per share.

On November 14, 2012, the Company borrowed $250,000 from Tumlins Trade Inc. This loan was subsequently converted into restricted shares of the Company’s common stock pursuant to the Conversion Agreement described below.

On November 19, 2012, the Company borrowed $75,000 from Galyna Vynnyk.  The loan is unsecured, bears interest at 7.5% per annum and upon thirty (30) days of demand following the first anniversary of the date of such note.

On December 21, 2012, the Company entered into an agreement with Tumlins Trade Inc. pursuant to which certain amounts owed by the Company to Tumlins Trade Inc. were converted into restricted shares of the Company’s common stock (the “Conversion Agreement”).  The Company previously issued two Promissory Notes to Tumlins Trade Inc., dated as of April 3, 2012 and November 14, 2012, pursuant to which the Company owed principle in the amount of Five Hundred Thousand Dollars ($500,000) and interest totaling Fifteen Thousand One Hundred and Fifty-Four Dollars and Eleven Cents ($15,154.11) (collectively, the “Loans”).   The principle and interest of the Loans totaling Five Hundred and Fifteen Thousand One Hundred and Fifty-Four Dollars and Eleven Cents ($515,154.11) were converted into Twenty Million Six Hundred and Six Thousand One Hundred and Sixty-Four (20,606,164) restricted shares of the Company’s common stock, par value $.00001 per share (the “Shares”).

Employees and Directors

Since June of 2012, we have utilized the services of Para Geoexperts for certain tasks at the Gold Hills project as needed. The Company’s staff has includes one employee in the United States, one in Brazil and two in Europe (the Company’s Chief Exploration Geologist / Exploration Vice President of Gold Hills Ltda. and the Company’s Investor Relations Manager). The Company has also hired two independent consultants, a geologist and an exploration technician.  In addition, the Company has announced that it has contracted Drilrent Ltd., a Brazilian-based company, to commence an exploratory drilling campaign at Gold Hills, and certain work at Gold Hills will be conducted by temporary employees of Drilrent. The Gold Hills project is currently staffed by 35 technicians, laborers and geologists at any given time, including Mr. Borges, the Company’s consultants, and employees of Para Geoexperts and Drilrent.

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

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On January 25, 2013, the Company filed a Definitive Information Statement on Schedule 14C (the “Information Statement”) disclosing that the Company’s Board of Directors and the holder of a majority of the Company’s outstanding shares of Common Stock have approved resolutions to take the following corporate actions:

        I.           Amend Article 1 of the Company’s Articles of Incorporation by changing the Company’s name from “Ardent Mines Limited” to “Gold Hills Mining, Ltd.” (the “Name Change”).

      II.           To file a Certificate of Change with the State of Nevada to effect a one (1) for one hundred (100) reverse stock split of the Company’s issued and outstanding shares (this action is referred to herein as the “Reverse Stock Split”).  Any fractional shares resulting from the Reverse Stock Split will be rounded up to the nearest whole share.

The Name Change and Reverse Stock Split (collectively, the “Corporate Actions”) are described in greater detail in the Information Statement.  As of the date of this Report, these actions have not yet been effected.  The Company intends to complete these Corporate Actions during the month of February, 2013.

On January 29, 2013, the Company borrowed an additional $100,000 from Tumlins Trade Inc. The loan is unsecured, and bears interest at 7.5% per annum.  This loan is payable on demand after the first anniversary, upon thirty (30) days notice.  Tumlins Trade Inc.  In lieu of repayment of such loan in cash, Tumlins Trade Inc., at its sole option and discretion may convert such note and request the Company to repay any or all of the principal and interest in the form of restricted common stock of the Company at a price per share equal to Ten Cents (US $0.10) (the “Conversion Price”).  Such Conversion Price shall be effective after the completion of the Reverse Stock Split.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A.          RISK FACTORS.

Not Applicable.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 21, 2012, the Company entered into an agreement with Tumlins Trade Inc. pursuant to which certain amounts owed by the Company to Tumlins Trade Inc. were converted into restricted shares of the Company’s common stock (the “Conversion Agreement”).  The Company previously issued two Promissory Notes to Tumlins Trade Inc., dated as of April 3, 2012 and November 14, 2012, pursuant to which the Company owed principle in the amount of Five Hundred Thousand Dollars ($500,000) and interest totaling Fifteen Thousand One Hundred and Fifty-Four Dollars and Eleven Cents ($15,154.11) (collectively, the “Loans”).   The principle and interest of the Loans totaling Five Hundred and Fifteen Thousand One Hundred and Fifty-Four Dollars and Eleven Cents ($515,154.11) were converted into Twenty Million Six Hundred and Six Thousand One Hundred and Sixty-Four (20,606,164) restricted shares of the Company’s common stock, par value $.00001 per share (the “Shares”).  The Loans were converted into shares of the Company’s common stock, at a conversion price equal to Fifty Percent (50%) of the Twenty (20) day average closing price of the Company’s common stock as of December 18, 2012, which is equal to $0.025 per share.   The issuance of the Shares was made to a non-U.S. person and was undertaken by the Company in reliance upon the exemption from securities registration under Regulation S of the U.S. Securities Act of 1933, as amended.  Following the issuance of the Shares, Tumlins Trade Inc. now owns 55.3% of the Company’s issued and outstanding common stock.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.             MINE SAFETY DISCLOSURES

This item is not applicable, as the Company does not own or operate mining operations in the United States.  The Company plans to conduct its operations outside of the United States.

ITEM 5.             OTHER INFORMATION.

On December 21, 2012, in connection with the Conversion Agreement entered into with Tumlins Trade Inc., a change in control of the Company has occurred.  Following the issuance of the Shares, Tumlins Trade Inc. now owns 55.3% of the Company’s issued and outstanding common stock.

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

Exhibit 10.31

Promissory Note to Tumlins Trade Inc. in the amount of $250,000, dated November 14, 2012, incorporated by reference to Exhibit 10.31 to the Company’s Amended Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on November 21, 2012.

Exhibit 10.32

Promissory Note to Volodymyr Khopta in the amount of $55,000, dated November 13, 2012, incorporated by reference to Exhibit 10.32 to the Company’s Amended Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on November 21, 2012.

Exhibit 10.33	Promissory Note to Galyna Vynnyk in the amount of $75,000, dated November 19, 2012.

Exhibit 10.34	Conversion Agreement, by and between the Company and Tumlins Trade Inc., dated as of December 21, 2012.

Exhibit 10.35	Convertible Promissory Note to Tumlins Trade Inc. in the amount of $100,000, dated January 29, 2013.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	Interactive Data Files

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

Dated:  February 12, 2013