Form 10-K/A
period 2012-06-30
GOLD HILLS MINING, LTD.
filed 2013-03-28
CIK 1129018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-50994

Gold Hills Mining, Ltd.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0471870
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

100 Wall Street, 10th Floor

New York, NY 10005

(Address of principal executive offices)

516-602-9065

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

Explanatory Note

Gold Hills Mining, Ltd. (the “Company”) (formerly known as Ardent Mines Limited) is filing this Amendment Number 2 to the Company’s Annual Report on Form 10-K/A (this “Report”) to provide additional information regarding the Company’s operations and plans in Brazil as of June 30, 2012.  Except where expressly indicated, this Report has not been revised or updated to reflect events subsequent to June 30, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Report and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Gold Hills Mining, Ltd., formerly known as Ardent Mines Limited.

PART I

ITEM 1:  BUSINESS

Corporate Information

We were incorporated in the State of Nevada on July 27, 2000. We are presently engaged in the acquisition and exploration of mining properties.  The Company’s address is 100 Wall Street, 10th Floor, New York, NY 10005. The Company’s telephone number is (778) 892-9490.

Background

In August 2000, we acquired the right to prospect one mineral property containing eight mining claims located on Copperkettle Creek in British Columbia, Canada.  We have allowed these claims to lapse.  From August 26, 2006 to December 11, 2006, we did not conduct any operations.  During that period, we intended to identify an acquisition or merger candidate with ongoing operations in any field.  However in December 2006 we decided to acquire the right to explore a new property in British Columbia and returned to the business of mineral exploration. On April 30, 2009, the Company decided not to renew certain claims, and later determined not to pursue its remaining claim in Canada.   The Company subsequently determined to pursue other mining opportunities.

The Company’s Current Business Operations

During the period covered by this Report, the Company has appointed new officers and directors, opened a new office, and negotiated and conducted due diligence regarding several potential acquisitions.  The Company’s most significant achievement to date has been its acquisition of Gold Hills Mining Ltda., as described below.

Gold Hills Mining Ltda.

The locations of Gold Hills Mining Ltda.’s operations in Brazil.

The Gold Hills mining claims.  Prepared July 5, 2011.

PROJECT LOCATION
Lineamento Patos
9220000 N
9200000 N
9180000 N
640000 E
660000 E
680000 E
700000 E
720000 E
740000 E
760000 E
780000 E
MALTA
S. GERTRUDES
S. MAMEDE
SANTA LUZIA
PATOS
SANTA TERESINHA
TEIXEIRA
DESTERRO
BREJINHO
ITAPETIM
LIVRAMENTO
TAPEROA
SERRA DA BORBOREMA
Serra do Caboclo

Nγ3	SUB-ALKALINE AND ALKALINE GRANITIC SUITE
Nγ2c	TRANSITIONAL SHOSHONITIC-ALKALINE GRANITIC SUITE
Nγ2b	ULTRA-POTASSIC SHOSHONIC GRANITIC SUITE
Nγ1b	CALC-ALKALINE GRANITIC SUITE
Nγ1a	CALC-ALKALINE GRANITIC SUITE
Nδ1	GABBRO-DIORITE SUITE
Nsq	SORRA DOS QUINTOS FORMATION
Nc2	SANTANA DO GARROTES FORMATION
Mγ2c	CAMELAŨ GRANITIC SUITE
Mγ2b	RIACHO DO FORNO META GRANITOIDS
Mγ2a	RECANTO META GRANITOID
Msc	CAETANO COMPLEX

0 4000 8000 12000 16000 20000

Scale in Metres

srk consulting

SRK Project No.: 350700.030

File Name: Figure_5-1

Gold Hills,
Pernambuco State, Brazil

Regional Geologic Map of the Project Area

Date: 6/28/11

Approved: JV

Figure: 5.1

Acquisition of Gold Hills Mining Ltda.

In January of 2011, the Company entered into a term sheet to acquire Gold Hills Mining Ltda., a Brazilian corporation which possesses rights for mineral exploration at the Serra do Ouro (“Gold Hills”) properties located in Northeastern Brazil.  After the completion of due diligence, on May 4, 2011, the Company acquired Gold Hills Mining Ltda. pursuant to a Purchase Agreement (the “Purchase Agreement”) by and between the Company, Gold Hills Mining Ltda. and the two shareholders of Gold Hills Mining Ltda. (such shareholders are referred to herein as the “Sellers”).  Pursuant to the Purchase Agreement, the Sellers have sold to the Company One Hundred Percent (100%) of all the issued and outstanding equity interests (the “Shares”) of Gold Hills Mining Ltda. in accordance with the following terms:

(a)	Payment of two hundred and fifty thousand U.S. dollars ($250,000), which has been paid.

(b)

The Company shall conduct an exploration campaign at the Gold Hills properties (the “Exploration”).  Upon the completion of the Exploration, the following amounts shall be paid by Gold Hills Mining Ltda. to the Sellers:

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

(c)

Upon Gold Hills Mining Ltda. obtaining certain enumerated environmental licenses which are necessary to commence Gold Hills Mining Ltda.’s planned mining operations, the Company will make an additional cash payment to the Sellers in the amount of Seven Hundred Thousand U.S. Dollars ($700,000).

(d)

Upon the commencement of the successful mining and processing of gold by Gold Hills Mining Ltda., the Sellers shall be entitled to receive a royalty equal to Two Percent (2%) of Gold Hills’ gross income, as calculated in accordance with generally accepted accounting principles.

Subject to the Company’s determination of the existence of such gold reserves as set forth above, the Company has agreed to invest Three Million Five Hundred Thousand U.S. Dollars ($3,500,000) in Gold Hills.

Pursuant to the Purchase Agreement, one of the Sellers shall be appointed to Gold Hills Mining Ltda.’s Board.  The Purchase Agreement also contains standard representations and warranties, and provides for arbitration in the event of any dispute.

Legal and Regulatory Issues regarding the Gold Hills Property

The Brazilian Constitution states that mineral resources, oil, gas and other resource deposits belong to the federal government, and shall be developed by means of concession or permits.  The federal government’s ownership of mineral resources is distinct and independent from land ownership. The Brazilian mining Code assures the mineral rights owner full surface access to the mineral resources, and it stipulates that the exploration title holder should negotiate the access terms and conditions of surface rights directly with the individual surface land owners. In cases where such an agreement cannot be achieved, there are legal provisions to enforce the access through the intervention of the Judiciary. At the present time, Gold Hills Mining Ltda. has successfully negotiated surface rights with two of the seven landowners at the Gold Hills property, in the Sertãozinho (DNPM 846.166/2009) and Pimenteiras (DNPM 846.167/2009) concession areas.  Negotiations are currently underway with the remaining landowners.

Gold Hills Mining Ltda. has been granted exploration permits by the Departamento Nacional de Produção Mineral (DNPM), an autonomous Department linked to the Ministry of Mines and Energy, for four contiguous concessions which were transferred from individual land owners. These permits have expiration dates of three years from date of issue, and can be renewed for an additional three year period by submitting a report to the DPNM justifying additional exploration activities.  These titles were transferred during the period from October 2009 to April 2010. Subsequent to the period covered by this Report, the Company requested a three extension from the DPNM and is awaiting a response. The currently defined mineralized areas on the Gold Hills Mining Ltda. concessions occur within the approved license boundaries and correspond to DPMN title numbers 846.166/2009, 846.177/2009, 846.165/2009 and 846.174/2009.

Gold Hills Mining Ltda. also retains an option agreement on additional semi-contiguous concessions located west of the current license area.

An annual payment to the DNPM is required for the Gold Hills exploration concessions. During the first three years, the annual payment was determined based on R$2.36 per hectare per year. During the extension period it will increase to R$3.58 per hectare per year. Once the exploration activities have been completed, a final report must be submitted to the DNPM, to demonstrate the existence of economically extractable material; if the report is approved by the DNPM, a request for a mining concession must be filed and comply with the legal requirements established by the Mining Code within a one year period.

Gold Hills Mining Ltda. will be required to apply for a permit from the Pernambuco State Environment Secretariat in order to disturb vegetation at the Gold Hills property. This permit will require limited environmental work and is estimated by Gold Hills Mining Ltda. to involve a two month process to complete.

To date, Gold Hills Mining Ltda. has not been required to get an environmental license for the Gold Hills project, as the area is a former mining site and no deforestation or construction has been done.  Determinations regarding the necessary licenses will be made at a later date.

Description of the Gold Hills Property

The Gold Hills Mining Ltda. property compromises four contiguous mineral concessions totaling 3,499.6 hectares.  The property is located in Itapetim County, State of Pernambuco, Brazil. The closest town is Teixeira across the border in Paraíba State, located approximately 170 km west of the city of Campinae and 406 km west of Recife, the Capital of Pernambuco state. The property is centered at UTM Coordinate 696.103.41E, 9,193,566.04S (UTM Zone 24).

Minerals at the Gold Hills Property

The mineral deposit at the Gold Hills property is a classic shear zone “lode” type, with gold bearing quartz veins and “mylonitic” (strain-crushed) rocks.  The Gold Hills property is located in an area with an impressive historical record of gold mining.  The potential for resources at the property is supported by preliminary sampling, however, Gold Hills Mining Ltda. has not yet confirmed the amount of known resources at the Gold Hills property.

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

Gold mineralization has been defined along a 13.5 km southwesterly strike length. The mineralization consists of a vein system related to a shear zone in granitic rocks. The main mineralization is associated to quartz veins and mylonitic rocks. The ore grades vary widely, reaching up to 56 g/tons in the richest zones. The system extends over 25km, 15km of which are inside Gold Hills Mining Ltda.’s concessions. Seven main targets have been already identified by geological works, and diamond drilling has confirmed the persistency of the mineralization in depth. The variation of grades are related to structural and lithological features, most of which already defined by the studies already done.

Samples were collected at the location of the Gold Hills Mining Ltda. project during the period 1981 to 1985 by Compania de Pesquisa de Recursos Minerais (CPRM), a Brazilian government authority that was the previous operator of one of the exploration concessions. These samples included soil, rock chip, drill hole and steam sediment samples. The methods and approach are largely undocumented. The total collected sample was grinded, concentrated and then amalgamated in order to measure the gold recovered to concentrate, which was reported as “gold recoverable grade”.

Gold Hills Mining Ltda. has collected tailing samples, underground channel samples and underground helicoidal samples during the period 2009 to 2011. It has not been possible to witness or verify any of the methodologies or results from the CPRM programs due to their historical nature. The various sampling programs completed by Gold Hills Mining Ltda. were conducted by professional geologists and engineers who performed to industry standards. The sample collection methodology and analysis is well documented, based on a review of sampling methods, chain of custody, sample preparation and analysis. The historic drilling, logging and sampling procedures described in archival CPRM reports is both incomplete and not verifiable, and therefore unreliable. The sampling methodologies utilized by Gold Hills Mining Ltda. in their 2009 to 2011 are appropriate to accurately characterize the mineralization and to distinguish any zones internal to the mineralization, which may have anomalously high or low-grade values. The sample lengths chosen by Gold Hills Mining Ltda. between 2009 to 2011 are appropriate to a deposit of this type, in order to accurately characterize the mineralization and to distinguish any zones internal to the mineralization which may have anomalously high or low-grade values. The relevant samples are the mineralized intervals of the underground and tailings samples collected and analyzed by Gold Hills Mining Ltda.

The underground channel, helicoidal and surface tailings samples were collected and prepared by Gold Hills Mining Ltda. field personnel during the period 2009 to 2011. All samples collected by Gold Hills Mining Ltda. were submitted to the ALS Chemex sample preparation lab in Belo Horizonte, Brazil. Sample preparation consisted of crushing to -75% passing 2 mm mesh and pulverizing to 85% passing 75 μm, and splitting to a 1,000 g sample for analysis. The samples were assayed using conventional fire assay with an AA finish (ALS Chemex procedure Au-AA23). If results exceeded the detection limit of 10.0 ppm, the samples were reanalyzed using an “ore grade” finish (ALS Chemex procedure Au-AA25). All analyses utilized a primary sample charge of 30 g (one assay tone). Most ALS Minerals laboratories are registered or are pending registration to ISO 9001:2008, and a number of analytical facilities have received ISO 17025 accreditations for specific laboratory procedures. The Belo Horizonte lab is ISO 9001:2008 accredited.

Gold Hills Mining Ltda. did not employ any internal QA/QC controls in 2009 to 2011 sampling program at the Gold Hills property. ALS Chemex labs conduct their own internal QA/QC program which consists of the insertion of standards (certified reference material or “CRM”) and blanks, and the re-assay of a number of pulp duplicated in accordance with its QA/QC protocols.

Transportation at the Gold Hills Project

Campina Grande, located approximately 160 km from the property, maintains an airport served by a number of commercial airlines that offer daily flights, with connections to Brazilian and other international airports. Access to the property from Campina Grande is via a network of Federal and State highways and secondary roads.

Water and Electricity at the Gold Hills Project

A 230 kV line transects the Pernambuco and Paraíba State approximately 100 km from the project and additional capacity is available through the state grid. A 40 kV generator currently serves all on site needs, which are limited to underground lighting and a winch that services the cage for access to the historic underground working. On site water needs may require the drilling of pumping wells, and surface water availability is limited. Other potential water sources include nearby reservoirs, located within 1 km from the project area, or installation of rain water collection ponds at site. Sufficient water supply exists to engage in exploration efforts.

Current Exploration at the Gold Hills Project

On July 2, 2012, the Company announced the commencement of geological exploration work at the Gold Hills Mining Ltda. project.   Gold Hills Mining Ltda. has received a definitive exploration permit from the Ministry of Mines and Energy allowing the Company to commence its exploration program. The Company has utilized the services of Para Geoexperts for certain tasks at the Gold Hills project.  On August 16, 2012, the Company announced that it has contracted Drilrent Ltd., a Brazilian-based company, to commence an exploratory drilling campaign at Gold Hills.  This campaign at the Gold Hills project will be overseen by the Company’s President, Luciano de Freitas Borges, and Mr. Alexey Kotov, a consultant.  Both Mr. Borges and Mr. Kotov are geologists.

Subsequent to the period covered by this Report, Gold Hills Mining Ltda. concluded the first phase of the diamond drill drilling campaign on the property, with 1,604.86 meters of drilling, corresponding to 11 eleven drill holes, with an average depth of 150 meters, which resulted in the confirmation of the persistence of the gold mineralized zone in depth, below the galleries. The drilling campaign was preceded and accompanied by the continuation of detailed geological mapping (surface and galleries of the old CPRM mine), topographic survey and specific geologic studies. Gold Hills Mining Ltda. has also prepared a detailed technical report which was filed at the DNPM along with a request for the extension of the exploration permit for three more years. The exploration program at the property is going on, and currently Gold Hills Mining Ltda. is processing all the exploration and drilling data, in order to proceed with a preliminary resources/reserves estimation, in order to comply with the legal requirements of the Brazilian Mining Code.

As an exploration property, both the equipment and infrastructure are provisional, consisting mainly in vehicles and outsourced drilling equipment, and simple premises such as office and drill core storage buildings. In addition, Gold Hills Mining Ltda. has recovered the old CPRM mine underground galleries, which are fully accessible through a shaft equipped with an elevator.  In the event that operations at the Gold Hills property expand, mining may be conduct both open-pit and underground.

The Gold Hills property is at medium to advanced exploration stage. The purpose of the current activities is to conclude the geological studies (mapping, topography, geochemistry, geophysics and drilling) in order to produce a prefeasibility study of the property.  Gold Hills Mining Ltda. has not yet confirmed the amount of reserves at the Gold Hills Property.  Provided that the necessary funds can be raised, it is anticipated that exploration work (including infrastructure, geology and geochemistry) will continue through June of 2014. Drilling will continue through March of 2013.  Prefeasibility studies will be completed by June of 2014, with feasibility studies completed by the end of December 2014.  A mining concession request will be completed by June of 2015.  Environmental licensing will be an ongoing process, portions of which will be completed by June 2013, and other portions of which will be completed between April and December of 2015.  Gold Hills Mining Ltda. anticipates that equipment will be purchased during the period from April of 2013 through December of 2013.  If exploration is a success, and the necessary permits are received, plant construction will commence between July and December of 2013, with provisional and commercial production to commence thereafter.

The total costs incurred through June 30, 2012 at the Gold Hills project have amounted to approximately US$800,000, and the projected budget from now to the feasibility study, which is considered the end of the exploration phase, is estimated at US$12,000,000, of which $4,000,000 will be spent during the fiscal year ended June 30, 2013.  It is anticipated that the current drilling program is anticipated to cost approximately $700,000.  The Company will need to raise such funds from loans or the sale of additional securities in order to continue work at the Gold Hills project.

Regional Geological Map
LOCATION MAP
Serra do Sereno Project
Local Litology
Santa Inês Gabbro
High Silicification Zone
Stream Sediments Geochemistry
Gold Assays
Silver Assays
Legend
City
Fault
Mineral Deposit
Paved Highway
Highway Paving
Unpaved Highway
N
0
500
1.000
2.000
3.000
Meters
Misty Hills
Geological Map
Serra do Sereno Project

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

In addition to the option exercise payment made to COOPEMIC, the Company has undertaken certain exploration commitments to COOPEMIC. The Company has also agreed to make subsequent payments to COOPEMIC on the basis of the exploration report and the extent of the extraction of gold, silver, copper and their respective by-products. If the Company determines it is advisable to continue exploration, the Company shall pay to COOPEMIC $250,000 after six months of exploration and an additional $150,000 after twelve months of exploration.  If the Company’s exploration activities confirm the existence of gold, silver or cooper and their respective by-products in excess of 400,000 gold equivalent ounces, certified under the standard NI-43101, as established by the Canadian Securities Administration as “measured resources,” the Company shall pay to COOPEMIC, at the end of such initial exploration, 30% of $21 per gold equivalent ounce contained in the mineral reserves in three tranches: (i) one-third shall be paid when the Brazilian National Department of Mineral Production shall approve the final mineral exploration report; (ii) one-third shall be paid upon commencement of the extraction of gold, silver, copper and their respective by-products, contained in the areas covered by the mining rights; and (iii) one-third shall be paid within six months from the date of commencement of the extraction of gold, silver and copper and their respective by-products, contained in the areas covered by the mining rights.

Legal and Regulatory Issues regarding the Misty Hills Property

Gold Hills Mining Ltda. holds a federal mineral exploration permit granted by the DNPM.  Gold Hills Mining Ltda. acquired these rights from COOPEMIC, an artisanal miners cooperative.

The Misty Hills property is officially identified by the DNPM Process Number 851.223/2011. That process number corresponds to a mineral exploration permit, located in the County of Curionópolis, in Pará State in the North of Brazil.  The permit was granted on May 8, 2012, for an initial period of three years that can be renewed or extended for another three years. As noted under “Legal and Regulatory Issues regarding the Gold Hills Property,” the surface rights (land ownership) related to properties of this type are distinct from the ownership of mineral rights related to properties of this type, including this particular property.

The Misty Hills exploration permit consists in a single claim, which covers 9,000 hectares, and was originally granted for gold (primary ore “load type”), however, in the event that Gold Hills Mining Ltda. were to identify another mineral in the area it could acquires the right to include such mineral in its permits after advising the DNPM.

An annual payment to the DNPM is required for the Misty Hills exploration concessions. During the first three years, the annual payment is determined based on R$2.23 per hectare per year. During the extension period it will increase to R$3.38 per hectare per year. The first period will expire on May 8, 2014.  Once the exploration activities have been completed, a final report must be submitted to the DNPM, to demonstrate the existence of economically extractable material; if the report is approved by DNPM, a request for a mining concession must be filed and comply with the legal requirements established by the Mining Code within a one year period.

On August 23, 2012, the Company announced that the Brazilian National Department of Minerals Production has completed the legal procedures required to transfer to the Company the exploration rights for the Company’s Misty Hills property.

Gold Hills Mining Ltda. will be required to apply for a permit from the Para State Environment Secretariat in order to disturb vegetation at the Misty Hills property. This permit will require limited environmental work and is estimated by Gold Hills Mining Ltda. to involve a two month process to complete.

To date, Gold Hills Mining Ltda. has not been required to get an environmental license for the Mist Hills project.  Determinations regarding the necessary licenses will be made at a later date.  The Misty Hills property will likely be subject to stricter environmental regulation than the Gold Hills project.

Description of the Misty Hills Property

The Misty Hills property comprises 9,000 hectares, covered by a single exploration permit. The property is located in Curionópolis, a town located on the Southeast portion of the Pará State, Brazil. The property is centered about the geographic coordinates 6O 14 21.76’’ S 49 36 21.92 W (UTM 660,115.81 E and 9321,386.53 S – DATUM SAD 69).  Although Gold Hills Mining Ltda. already has free access to the area, Gold Hills Mining Ltda. is presently negotiating agreements with the relevant landowners.

Minerals at the Misty Hills Property

The Serra dos Carajás Mineral Province is a distinct geologic dominium, well known worldwide for hosting Brazil’s largest iron, copper and gold deposits.

The local geology at the Misty Hills property is represented by Archean volcanic and meta-sedimentary rocks associated to the Rio Novo Group, a unity of the Xingu Complex. The area is intersected by the eastern-southeastern edge of the Itacaiunas Shear Zone, a regional NW-SE structure that hosts many of the precious and base metals deposits known in the Carajás Mineral Province. The gold mineralization is associated with quartz veins and a copper-rich hydrothermal breccia that delineates a 23 kilometer North East-South East anomalous trend.

The Carajás Mineral Province is the most important mining area of Brazil, hosting world class deposits of iron ore, manganese, nickel, bauxite copper and gold. The Misty Hills property was initially prospected by artisanal miners, and then by another mining company, prior to the involvement of Gold Hills Mining, Ltda. in the project. Preliminary exploration works, including superficial mapping and geochemical survey, revealed the existence of an anomalous gold trend that extends over 20 km, cutting the area as two roughly parallel elongated stripes with 0.5 to 1 km width, these exploration works have also indicated the potential for the existence of an IOCG –type deposit (iron ore, copper and gold ore), a conclusion consistent to further discoveries at surrounding properties. The company which previously engaged in exploration at the property failed to keep the property for not presenting the final report on time and the DNPM put the area on a public bid, which was won by the artisanal miners cooperative COOPEMIC. Samples at the main old artisanal miners pit have returned high grade values for copper and gold, confirming the potential of the area and justifying the exploration works envisaged from the area.  The mineral deposit at the Misty Hills property is a “lode” type.

All samples were collected and prepared by Gold Hills Mining Ltda.’s personnel in the field, with the necessary care to avoid contamination of metals eventually contained in any kind of jewelry or personal accessories, properly logged and shipped to the Acme Labs preparation facility in Goiânia, Brazil, from where the samples were shipped to Acme’s Santiago, Chile and/or Vancouver, Canada laboratories for fire assay gold analysis or multi-element analyses, depending on the case. The Company utilized a QA/QC chain of custody program overseen by its geologists concerning its samples, and blanks and standards are used to follow the analyses assurance. Double checking using a second internationally certified lab is also included in the methodology.

At the present time, the Misty Hills property is the subject of a full historical data review and the field activities are restricted to previous works and exploration history review, reconnaissance, superficial mapping, regional sampling and gathering of environment information for the environmental study necessary to apply for the state environmental license. To date, no reserves have been confirmed at the Misty Hills property.

Transportation at the Misty Hills Property

The Misty Hills property is located 796 kilometers from Belem, the capital of the State of Para, Brazil.  There are roads located within several hundred meters of the Misty Hills property.  The Carajas airport is located within 80 kilometers of the project.  Curionóplois is accessible through paved roads to the two most important regional centers, Paraupebas (located 70 kilometers away) and Marabá (located 150 kilometers).

Water and Electricity at the Misty Hills Project

Once the Misty Hills project becomes active, the project will have access to power provided by the Tucurui Power Plant, Brazil’s second-largest hydroelectric plant, located 150 kilometers from the property.  The Misty Hills property has adequate access to water.

Current Exploration at the Misty Hills Project

To date, Gold Hills Mining, Ltda.’s efforts at the Misty Hills property have mainly involved gathering samples. During the period covered by this Report, minimal funds were expended at the Misty Hills property. The Company plans to begin the initial exploration campaign at Misty Hills as soon as financing for the project can be obtained. The Company has agreed, under the Option Agreement, to expend a minimum of $5,000,000 in the exploration of the applicable mining rights area. The Company expects that the initial campaign will cost between $5,000,000 and $10,000,000.  The Company has not yet raised the necessary funds to commence exploration at the Misty Hills project.

 Provided that the necessary funds can be raised, it is anticipated that exploration work (including infrastructure, geology and geochemistry) will continue through June of 2014. Drilling will continue through December of 2014.  Prefeasibility studies will be completed by September of 2014, with feasibility studies completed by the end of March 2015.  A mining concession request will be completed by June of 2015.  Environmental licensing will be an ongoing process, portions of which will be completed between April of 2015 and March of 2017.  Gold Hills Mining Ltda. anticipates that equipment will be purchased during the period from June of 2015 through March of 2016.  If exploration is a success, and the necessary permits are received, plant construction will commence in April of 2017, with provisional and commercial production to commence thereafter.

The campaign at the Misty Hills project will be overseen by the Company’s President, Luciano de Freitas Borges, and Mr. Alexey Kotov, a consultant.  Both Mr. Borges and Mr. Kotov are geologists.  It is unknown at this time whether mining operations at the Misty Hills property would be conducted underground or open-pit.

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

Telephone: (516) 602-9065

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

Because we intend to conduct our mineral exploration activities outside of the United States, we will be required to obtain approvals from foreign national and local governments.

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

The operations carried out by the Company will be subject to all the hazards and risks normally encountered in the exploration of gold mineral reserves and mining operations generally, including unusual and unexpected geologic formations, seismic activity, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, producing facilities, damage to life or property and environmental damage, all of which may result in possible legal liability. The exploration of mineral deposits involves significant risks, which even a combination of careful evaluation, experience and knowledge may not eliminate.

The Company may not be able to adequately insure against risk.

Although we intend to maintain insurance to protect against certain risks in such amounts as we consider being reasonable, our insurance will not cover all the potential risks associated with our exploration and mining activities. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. We may also become subject to liability for pollution or other hazards that may not be insured against or that we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

The financial success of a mining operation is difficult to predict.

Major expenses may be required to locate and establish mineral reserves. The same is true for the construction of mining facilities at a particular site once such mineral reserves have been established. It is impossible to ensure that the exploration of the gold mineral reserves by us will result in a profitable commercial mining operation. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

The success of the exploration of gold mineral reserves by us will also be subject to a number of factors including the availability and performance of engineering and construction contractors, suppliers and consultants, the receipt of required governmental approvals and permits (including environmental permits). There can be no assurance that personnel and equipment will be available in a timely manner or on reasonable terms to successfully complete our activities as planned; that we will be able to obtain all necessary governmental approvals and permits if necessary; and that the ongoing operating costs associated with the exploration of the gold mineral reserves will not be significantly higher than anticipated by us. Any of the foregoing factors could adversely affect our operations and financial condition.

There is no certainty that the expenditures which will be made by us towards the search and evaluation of mineral deposits will result in discoveries of commercial quantities of gold ore.

Environmental risks and hazards may adversely impact the profitability of our Company.

All phases of our Gold Hills operations will be subject to environmental regulation in Brazil.  Other mines that we may operate will also be subject to regulation in any other jurisdiction where we operate. These regulations may mandate, among other things, water quality standards and land reclamation.  These standards may also regulate the generation, transportation, storage and disposal of hazardous waste. This will require a high degree of responsibility for us and our officers, directors and employees. There is no assurance that existing or future environmental regulation will not materially adversely affect our business, financial condition and results of operations.

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

Our exploration activities are subject to receiving and maintaining permits from appropriate governmental authorities. There is no assurance that delays will not occur in connection with obtaining all necessary renewals of permits, additional permits for any possible future changes to operations, or additional permits associated with new legislation. Prior to any operations on any of our properties, we must receive permits from appropriate governmental authorities. There can be no assurance that we will continue to hold all permits necessary to operate or continue operating at any particular property.

There are risks of economic and political instability in Brazil.

The Gold Hills property where the Company has rights for mineral extraction is located in Brazil. There are risks relating to an uncertain or unpredictable political and economic environment in Brazil.

Certain political and economic events, such as acts or failures to act by a government authority in Brazil and political and economic instability in Brazil could have a material adverse effect on our ability to continue our exploration activities in Brazil.

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

The Company faces intense competition.

The mining industry is intensely competitive in all of its phases and we will compete with companies possessing greater financial and technical resources than we do. Competition in the precious metals mining industry is primarily for: mineral rich properties that can be operated economically; the technical expertise to find and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Existing or future competition in the mining industry could materially adversely affect our prospects for mineral exploration and success in the future.

The Company will face extensive governmental regulation of the mining industry.

Our mineral exploration activities will be subject to various laws governing exploration, taxes, labor standards, mine safety, toxic substances and other matters. Mining and exploration activities are also subject to various laws and regulations relating to the protection of the environment. Amendments to current laws and regulations governing the operations and activities of our Company or more stringent implementation thereof could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

The Company does not own any real estate or other property.  The Company owns mineral exploration rights but does not own the relevant land on which it operates.  Our business office is located at 100 Wall Street, 10th Floor, New York, New York 10005.  There is no rent charged for this space, which is being temporarily provided to the Company by its counsel.  The Company has also established offices in Brazil.

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

Net proceeds from the private placement were used primarily to support the Company's current exploration plans in Brazil together with the Company's ongoing general corporate and working capital requirements.

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

The holders of our common stock:

•	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;

•	do not have cumulative voting rights;

•	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; and

•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights

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

ITEM 6:  SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events, except as required by the Exchange Act.

Plan of Operation

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations.

The Company anticipates that it will require approximately $4,000,000 over the next twelve months to continue the exploration of the Gold Hills project according to the Company’s plans.  As of October 12, 2012, the Company had $63,411.27 (unaudited) in cash on hand, and is a party to an agreement with CRG Finance AG pursuant to which the Company may borrow an additional $470,000, out of an initial amount of up to $1,000,000.  The Company will be seeking equity financing to provide the capital required to complete its exploration phase.

Should the Company commence additional mining projects, the Company will require additional funds in amounts to be determined.

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

Liquidity and capital resources

As of the date of this Report, we have yet to generate any revenues from our business operations. The Company has raised funds through the sale of equity and borrowing.  The Company will need to raise additional capital to commence operations.  The amount of capital required will be determined by the size and nature of the mining projects which the Company may commence in the future.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue or expand our operations. Any equity financing we may pursue will result in additional dilution to existing shareholders.

The Company will require significant additional funding in order to conduct proposed operations for the next year.  The amount of funding required will be determined by the number of acquisitions of mining properties the Company engages in during such time.

On September 7, 2011 (the “Closing Date”), pursuant to a securities purchase agreement, dated September 1, 2011, we completed the closing of a private placement offering of our securities (the “Offering”) for a total subscription proceeds of $1,000,004 through the issuance of 259,741 shares of the Company’s Common Stock at a purchase price of $3.85 per share (the “Shares”) to certain accredited investors (the “Investors”). In connection with the issuance of the Shares, the Investors received common stock purchase warrants to purchase up to 259,741 additional shares of our common stock (the “Warrants”). The initial exercise price of the Warrants is $4.15 per share, subject to adjustment therein, with a term of exercise equal to 5 years.  In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement, dated September 1, 2011. We have filed a registration statement in order to register the Shares and the Warrant Shares, which was declared effective by the SEC on December 30, 2011.  Net proceeds from the private placement have been used primarily to support our current exploration plans in Brazil together with our ongoing general corporate and working capital requirements.

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

ARDENT MINES LIMITED

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

July 27, 2000 (Inception) Through June 30, 2012

				Deficit
				Accumulated	Accumulated	Total
			Additional	During	Other	Stockholders’
	Common Stock		Paid-in	Exploration	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Income	(Deficit)

Net loss	-	-	-	(26,160)	-	(26,160)

Balances at June 30, 2009	14,257,650	142	460,025	(505,582)	-	(45,415)

Shares issued for cash, at $0.01 per share	700,000	7	6,993	-	-	7,000

Net loss	-	-	-	(1,399)	-	(1,399)

Balances at June 30, 2010	14,957,650	149	467,018	(506,981)	-	(39,814)

Shares issued for services	500,000	5	2,299,995	-	-	2,300,000

Shares issued for cash, at $3.85 per share, net of issuance costs	556,000	6	2,028,174	-	-	2,028,180

Options expense	-	-	1,997,730	-	-	1,997,730

Net loss	-	-	-	(6,100,322)	-	(6,100,322)

Balances at June 30, 2011	16,013,650	160	6,792,917	(6,607,303)	-	185,774

Shares issued for cash, $3.85 per share, net of issuance costs	259,741	3	901,500	-	-	901,503

Shares issued for services	350,000	4	699,996	-	-	700,000

Options expense	-	-	2,889,174	-	-	2,889,174

Recognition of derivative liabilities	-	-	(625,829)	-	-	(625,829)

Gain on foreign currency exchange	-	-	-	-	21,530	21,530

Net loss	-	-	-	(5,537,391)	-	(5,537,391)

Balances at June 30, 2012	16,623,391	$167	$10,657,758	$(12,144,694)	$21,530	$(1,465,239)

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

ARDENT MINES LIMITED

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business.   Ardent Mines Limited was incorporated in Nevada on July 27, 2000. Ardent Mines' principal business plan is to acquire and explore mineral properties and to ultimately seek earnings by exploiting the mineral claims.

Ardent Mines has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. On May 4, 2011, Ardent Mines acquired Gold Hills Mining Ltda. which owns certain mining rights in Brazil and on October 18, 2011, Ardent Mines acquired additional mining rights in the Carajas Mineral Province of Brazil (see Note 3).

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

Exploration Costs.   Ardent Mines has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically exploited as a result of establishing proven and probable reserves, the costs incurred to exploit such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

In addition to the amounts to be paid based upon the reserves testing, Ardent Mines will also be required to pay an additional $700,000 within 30 days from the date that Ardent Mines obtains an environmental installation license. There are three licenses necessary to build and operate a mine. The first one is the “previous license”, which entitles the company to receive its mining concession. This usually takes from 4 to 6 months to be obtained.  The second environmental license is the “installation license”, necessary to build the mine. This depends fundamentally on the coherence between the previous license and the engineering project submitted to the licensing authority. Although this process is less complex than the first license, it takes between 8-12 months to be granted. The operation license depends upon the checking and confirmation by the environmental authority that the mine facilities has been built in accordance with the two previous licenses. Normally that license takes less time than the previous ones.  Considering government operations and the project location characteristics, the size of the projects and the environmental/economic trade-off of the project, no difficulties are envisaged for the environmental licensing process. It is reasonable to assume that the operational license will be granted between 12 and 18 months after the end of the exploration campaign, projecting the deadline for this payment after the second quarter of 2015.

Once Ardent Mines begins extracting gold, silver or byproduct from the properties, Ardent Mines will be required to pay a monthly royalty equal to 2% of the net income from the sale of the mineral product. Ardent Mines will also be required to invest at least $3,500,000 in Gold Hills Mining Ltda. upon the commencement of an extensive extraction program.

Misty Hills Rights

For the Misty Hills (Serra do Sereno) project, there are additional fixed-date payments due as follows: $250,000 due on November 8th, 2012 and $150,000 on January 8th, 2013.

An additional payment of $7.20 per ounce of gold (43-101 certified measured and indicated resources), payable in six installments, is scheduled to be made after the start of mining operations. Considering the size of the target, the exploration stage and the complexity of the environmental licensing process in the Amazon region where the project is located, it is estimated that the exploration should take at least 36 months to be completed and that the environmental licensing would consume another 18-24 months to be obtained. A reasonable projection for the payment of the first installment is the first quarter of 2017.

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

In addition to the option exercise payment made to COOPEMIC, Ardent Mines has undertaken certain exploration commitments to COOPEMIC. Ardent Mines has also agreed to make subsequent payments to COOPEMIC on the basis of the exploration report and the extent of the extraction of gold, silver, copper and their respective by-products. If Ardent Mines determines it is advisable to continue exploration, Ardent Mines shall pay to COOPEMIC $250,000 after six months of exploration and an additional $150,000 after twelve months of exploration. If Ardent Mines’ exploration activities confirm the existence of gold, silver or cooper and their respective by-products in excess of 400,000 gold equivalent ounces, Ardent Mines shall pay to COOPEMIC 30% of $21 per gold equivalent ounce contained in the mineral reserves in three tranches: (i) one-third shall be paid when the Brazilian National Department of Mineral Production shall approve the final mineral exploration report; (ii) one-third shall be paid upon commencement of the extraction of gold, silver, copper and their respective by-products, contained in the areas covered by the mining rights; and (iii) one-third shall be paid within six months from the date of commencement of the extraction of gold, silver and copper and their respective by-products, contained in the areas covered by the mining rights.

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

NOTE 9 – INCOME TAXES

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

Luciano de Freitas Borges.  Mr. Borges commenced his services as a member of our Board of Directors as of December 9, 2010. On December 2, 2011, Mr. Borges was appointed as the Company’s President.  Mr. Borges spent over 28 years working in Brazil’s mining industry, in both government and the private sector.  His positions have included serving as the National Secretary of Mines and Metallurgy in Brazil’s Ministry of Mines and Energy from 1993-2001, and serving as Senior Advisor to the Ministry & Strategic Planning Executive Officer to the Brazilian Geological Survey since 2002.  From 2007 to 2008 he was Chief Executive Officer of Steel Mineracao do Brasil S.A., and since 2006 he has served as the Senior Partner and Chief Executive Officer of Ad Hoc Associated Advisors Inc., a consulting company.  His current activities include serving on the Boards of Directors of Amerix Precious Metals Corporation and Ouro Roxo Participacoes S.A., each of which are implementing gold projects in Brazil.  Mr. Borges studied geology at the University of Brasilis, and received both a masters degree in that field and a MBA in Mineral Economics and Mineral Projects Valuation.

Director Qualifications:

The Company has determined that Mr. Borges’ extensive experience in mining operations in Brazil has provided him with the knowledge, skills and professional contacts necessary to serve as a director of the Company.

Gabriel Margent.  Mr. Margent commenced his services as a member of our Board of Directors as of November 1, 2010.  Effective as of July 1, 2012, Mr. Gabriel Margent was appointed as the Company’s Chief Financial Officer.  From 1987-2008, Mr. Margent was employed by Merrill Lynch & Co., Inc. where he served in a broad range of executive positions, including Vice President of Finance in the Office of General Counsel, Vice President of Finance in Global Human Resources, and Vice President of Finance in Investment Banking.  From 2008-2010, Mr. Margent was a Consultant.

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

Interactive Data Files

Exhibit 101

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

GOLD HILLS MINING, LTD. (Registrant)

By:	/s/ Urmas Turu
Name: Urmas Turu
Title: Interim Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Gabriel Margent Name: Gabriel Margent Principal Accounting Officer Title: Chief Financial Officer, Director, Principal Financial Officer and

Dated:  March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Urmas Turu
Name:	Urmas Turu
Title:	Interim Chief Executive Officer and Director
Dated:	March 28, 2013

/s/ Gabriel Margent
Name:	Gabriel Margent
Title:	Chief Financial Officer and Director
Dated:	March 28, 2013

/s/ Luciano de Freitas Borges
Name:	Luciano de Freitas Borges
Title:	President and Director
Dated:	March 28, 2013

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2000.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 30, 2000.

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

Interactive Data Files

Exhibit 101

101.INS – XBRL Instance Document

101.SCH - XBRL Taxonomy Schema

101.CAL - XBRL Taxonomy Calculation Linkbase

101.DEF - XBRL Taxonomy Definition Linkbase

101.LAB - XBRL Taxonomy Label Linkbase

101.PRE - XBRL Taxonomy Presentation Linkbase