Form 10-Q
period 2013-03-31
GOLD HILLS MINING, LTD.
filed 2013-05-15
CIK 1129018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

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

(516) 620-9065

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 34,206,313 shares of Common Stock, par value $0.00001, outstanding as of May 15, 2013.

GOLD HILLS MINING, LTD.

FORM 10-Q

March 31, 2013

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Gold Hills Mining, Ltd.
(An Exploration Stage Company)

March 31, 2013

GOLD HILLS MINING, LTD. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$241,035	$287,052
Employee advances	65,720	48,571
Prepaid expenses	24,720	3,542
Total Current Assets	331,475	339,165

Property and equipment, net of accumulated depreciation of $8,735 and $1,091, respectively	26,837	27,684
Mining rights	1,164,248	898,577

TOTAL ASSETS	$1,522,560	$1,265,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$451,818	$606,516
Notes payable	-	1,822,900
Derivative liability	-	301,249
Total Current Liabilities	451,818	2,730,665

TOTAL LIABILITIES	451,818	2,730,665

Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 34,206,313 and 166,234 issue and outstanding, respectively	342	2
Additional paid-in capital	15,078,368	10,657,923
Deficit accumulated during the exploration stage	(14,050,371)	(12,144,694)
Accumulated other comprehensive income	42,403	21,530
Total Stockholders’ Equity (Deficit)	1,070,742	(1,465,239)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,522,560	$1,265,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLD HILLS MINING, LTD. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,		July 27, 2000 (Inception) Through March 31,
	2013	2012	2013	2012	2013

Operating expenses:
Consulting fees	$6,000	$28,380	$72,395	$108,484	$3,302,213
Officer and director compensation	43,321	380,164	451,862	4,010,049	6,794,011
Investment banking services	75,000	105,000	225,000	225,000	783,560
Other general and administrative	193,952	38,741	991,051	467,394	1,514,517
Legal and accounting	68,295	181,881	159,665	642,279	1,379,332
Marketing	-	-	70,000	5,068	161,148
Mining exploration	-	-	-	-	30,788
Travel	28,644	-	28,644	234,640	450,578
Total operating expenses	415,212	734,166	1,998,617	5,692,914	14,416,147

Other income (expenses)
Interest expense	(126,366)	(16,698)	(248,854)	(45,093)	(339,540)
Other income	9	(7)	469	637	1,327
Interest income		-	12	267	382
Gain (loss) on derivatives	2,249	(95,306)	301,249	494,048	625,829
Gain (loss) on extinguishment of debt	40,064	-	40,064	-	40,064
Debt forgiveness	-	-	-	-	37,714
Total other income (expense)	(84,044)	(112,011)	92,940	449,859	365,776

NET LOSS	$(499,256)	$(846,177)	$(1,905,677)	$(5,243,055)	$(14,050,371)

Other comprehensive income:
Gain on foreign currency translation	13,070	5,501	20,873	151,104	42,403

Comprehensive loss	$(486,186)	$(840,676)	$(1,884,804)	$(5,091,951)	$(14,007,968)

Net loss per share – basic and diluted	$(0.04)	$(5.09)	$(0.41)	$(32.01)

Weighted average shares outstanding - basic and diluted	13,754,441	166,234	4,639,290	163,793

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLD HILLS MINING, LTD. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended March 31,		July 27, 2000 (Inception) Through March 31, 2013
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,905,677)	$(5,243,055)	$(14,050,371)
Adjustments to reconcile net loss to cash used in operating activities:
Debt forgiveness	-	-	(37,714)
Gain on derivative liabilities	(301,249)	(494,048)	(625,829)
Amortization of deferred finance costs	135,000	-	135,000
Gain on extinguishment of debt	(40,064)	-	(40,064)
Depreciation expense	7,594	-	7,594
Options expense	409,192	2,989,349	5,296,096
Expense true-up on options granted for accrued liabilities	(2,185)	-	(2,185)
Imputed interest on related party payable	-	-	1,290
Stock issued for services	-	700,000	3,275,000
Changes in operating assets and liabilities:
Employee advances	(17,149)	-	(65,720)
Prepaid expenses	(21,178)	(14,167)	(24,720)
Accounts payable accrued liabilities	271,244	523,502	1,105,595
NET CASH USED IN OPERATING ACTIVITIES	(1,464,472)	(1,538,419)	(5,026,028)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of property and equipment	(2,977)	(3,105)	(30,661)
Cash paid for acquisition of Gold Hills mining rights	-	(618,095)	(350,000)
Cash paid for acquisition of Carajas/Misty Hills mining rights	(250,000)	-	(925,492)
NET CASH USED IN INVESTING ACTIVITIES	(252,977)	(621,200)	(1,306,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock, net of issuance costs	-	901,503	3,120,560
Advances from related party	-	8,264	16,129
Proceeds from convertible notes payable	375,000	-	1,125,000
Proceeds from related party notes payable	250,000		250,000
Proceeds from related party convertible notes payable	100,000		100,000
Proceeds from notes payable	945,000	216,650	1,811,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,670,000	1,126,417	6,423,339

EFFECTS OF FOREIGN EXCHANGE ON CASH	1,432	151,104	149,877

NET CHANGE IN CASH	(46,017)	(882,098)	241,035
CASH AT BEGINNING OF PERIOD	287,052	885,978	-
CASH AT END OF PERIOD	$241,035	$3,880	$241,035

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Noncash Investing and Financing Activities:
Derivative liabilities	$-	$625,829	$625,829
Common stock issued for debt, payables and accrued interest	3,237,998	-	3,444,248
Common stock issued for related party debt, payables and accrued interest	660,545	206,250	660,545
Deferred financing costs accrued	135,000	-	135,000
Options issued for accrued liabilities	155,299	-	155,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GOLD HILLS MINING, LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Gold Hills Mining, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10−K for the fiscal year ended June 30, 2012, as amended. In the opinion of management, all adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended June 30, 2012 as reported in the Annual Report on Form 10-K, as amended, have been omitted.

NOTE 2 - GOING CONCERN

The Company has incurred net losses since inception and has a working capital deficit at March 31, 2013. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 3 – ACQUISITION OF MINING RIGHTS

Gold Hills Rights

On May 4, 2011, the Company acquired Gold Hills Mining Ltda. which owns certain mining rights in Brazil referred to as the Gold Hills Rights (Gold Hills Mining Ltda. subsequently acquired other rights, as described below). The aggregate purchase price paid for Gold Hills Mining Ltda. and the Gold Hills Rights was $350,000 which was recorded as capitalized mining rights in the balance sheet as of March 31, 2013.

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

Should the reserves testing confirm the existence of gold, silver and byproduct reserves of less than 300,000 equivalent gold ounces, the Company will not be required to make an additional payment. Should the reserves testing confirm the existence of gold, silver and byproduct reserves between 300,000 and 499,999 equivalent gold ounces; the Company will be required to pay an additional $400,000 payable within 30 days after completion of a pre-feasibility study. Should the reserves testing confirm the existence of gold, silver and byproduct reserves in excess of 499,999 equivalent gold ounces; the Company will be required to pay an additional $1,000,000, payable within 30 days after completion of a pre-feasibility study, and $2.00 per additional ounce in excess of 500,000 equivalent gold ounces.

Following the completion of the reserves testing, the Company anticipates that a final exploration report will be submitted to the Brazilian Mining Authority (DNPM) expected to be between late 2014 and early 2015. The approval of this report by the DNPM will trigger the obligation to make the payments described above. The Company anticipates that this payment deadline will be in the second or third quarter of 2014.

In addition to the amounts to be paid based upon the reserves testing, the Company will also be required to pay an additional $700,000 within 30 days from the date that the Company obtains an environmental installation license.

Once the Company begins extracting gold, silver or byproduct from the properties, the Company will be required to pay a monthly royalty equal to 2% of the net income from the sale of the mineral product. The Company will also be required to invest at least $3,500,000 in Gold Hills Mining Ltda. upon the commencement of an extensive exploration program.

Carajas Mineral Province or “Misty Hills” Rights

On October 18, 2011, Gold Hills Mining Ltda., the Company’s wholly owned subsidiary, closed on its acquisition of the mineral rights in 9,000 acres located in the Carajas Mineral Province of Brazil with an option exercise payment of $350,000 made to the Cooperativa dos Produtores de Minerios de Curionópolis (“COOPEMIC”). These rights are referred to as the Serra do Sereno, or “Misty Hills” Rights. During the year ended June 30, 2012, aggregate payments (including the option exercise payment, purchase price and commissions) of $675,492 were made towards this acquisition. An additional payment of $250,000 was made toward this acquisition on November 8, 2012. The aggregate payments are classified on the balance sheet as mining rights as of March 31, 2013.

In addition to the option exercise payment made to COOPEMIC, the Company has undertaken certain exploration commitments to COOPEMIC. The Company has also agreed to make subsequent payments to COOPEMIC on the basis of the exploration report and the extent of the extraction of gold, silver, copper and their respective by-products. If the Company determines it is advisable to continue exploration, the Company shall pay to COOPEMIC $250,000 after six months of exploration and an additional $150,000 after twelve months of exploration. The $250,000 payment was made on November 8, 2012 and the $150,000 payment is due on April 8, 2013. The $150,000 payment was made on May 8, 2013. If the Company’s exploration activities confirm the existence of gold, silver or copper and their respective by-products in excess of 400,000 gold equivalent ounces, the Company shall pay to COOPEMIC 30% of $24.00 per gold equivalent ounce ($7.20 per gold equivalent ounce) contained in the mineral reserves in three tranches: (i) one-third shall be paid when the Brazilian National Department of Mineral Production shall approve the final mineral exploration report; (ii) one-third shall be paid upon commencement of the extraction of gold, silver, copper and their respective by-products, contained in the areas covered by the mining rights; and (iii) one-third shall be paid within six months from the date of commencement of the extraction of gold, silver and copper and their respective by-products, contained in the areas covered by the mining rights.

NOTE 4 – NOTES PAYABLE

On March 1, 2012, the Company issued an Amended and Restated Senior Secured Note to CRG Finance AG in the amount of $1,142,900.  The Amended and Restated Note consolidates (i) an outstanding convertible note payable to CRG Finance with a principal amount of $750,000 and accrued interest payable to CRG Finance AG of $56,250; (ii) additional advances and loans to the Company of $186,650; and (iii) all advisory fees due and payable to CRG Finance of $150,000. The note is secured by the assets of the Company, bears interest at 7.5% per annum and matures upon 30 days of demand. As of March 31, 2013, the outstanding principal balance of this note was $0.

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

On November 13, 2012, the Company borrowed an additional $55,000 from Volodymyr Khopta under a convertible promissory note.  The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note. This loan was subsequently modified whereby a conversion option was added to the loan. The loan is convertible into common stock of the Company at $0.10 per share. The Company evaluated the modification and determined that it does not qualify as an extinguishment of debt because the conversion option is not substantive. There was no gain or loss on the modification.

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

On February 11, 2013, the Company borrowed $20,000 from Montero Business Corp. under a convertible promissory note. The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note. The loan is convertible into common stock of the Company at $0.10 per share.

On March 18, 2013, the Company borrowed $300,000 from Darby Investment Services, Inc. under a convertible promissory note. The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note. The loan is convertible into common stock of the Company at $0.10 per share.

The Company evaluated all of its convertible notes for beneficial conversion features and determined that none existed.

In connection with the loans from Tumlins Trade, Inc., Volodymyr Khopta, Galyna Vynnyk, Darby Investment Services, Inc. and Montero Business Corp., the Company incurred commissions totaling $135,000. These commissions were recorded as deferred financing costs and are being amortized over the life of the loans using the effective interest rate method. As of March 31, 2013, the commissions were unpaid and accrued. The commissions were fully amortized to interest expense during the nine months ended March 31, 2013.

Between February 21, 2013 and March 18, 2013, the Company entered into liability conversion agreements with multiple parties, pursuant to which aggregate principal of $2,892,900, interest of $131,455 and accrued liabilities of $213,643 were converted into an aggregate of 32,379,980 common shares. The conversion resulted in a gain on the extinguishment of liabilities of $40,064.

NOTE 5 – RELATED PARTY TRANSACTIONS

On April 3, 2012, the Company borrowed $250,000 from Tumlins Trade, Inc. The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note.

On December 21, 2012, the Company entered into an agreement with Tumlins Trade, Inc. pursuant to which the outstanding principal owed to Tumlins of $500,000 and the accrued interest on these notes of $15,154 was extinguished through the issuance of an aggregate of 206,065 common shares. The issuance of these common shares resulted in a change in control with Tumlins Trade, Inc. owning more than 50% of the issued and outstanding common stock of the Company. As a result of this change in control, Tumlins Trade, Inc. became a related party.

On January 29, 2013, the Company borrowed an additional $100,000 from Tumlins Trade, Inc. under a convertible promissory note. The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note. The loan is convertible into common stock of the Company at $0.10 per share.

On February 21, 2013 and March 7, 2013, the Company entered into liability conversion agreements with related parties, pursuant to which aggregate principal of $100,000 and interest of $391 owed to Tumlins Trade, Inc. and accrued liabilities of $45,000 owed to Luciano de Freitas Borges, an officer and director of the Company, were converted into an aggregate of 1,453,910 common shares.

On March 7, 2013, the Company granted 250,000 common stock options to Gabriel Margent, an officer and director of the Company, to extinguish an aggregate of $25,000 in accrued liabilities (see Note 7). The fair value of the options was determined to be $24,648 resulting in a reduction to Directors fees expense of $352.

As of March 31, 2013 the Company had outstanding advances to employees totaling $65,720. The advances bear no interest, are due on demand and are to be used for future business expenses.

NOTE 6 – DERIVATIVE LIABILITIES

As of March 31, 2013, the Company has an aggregate of 2,779 outstanding warrants containing exercise price reset provisions which requires derivative treatment under FASB ASC 815-15. The warrants were originally issued on September 7, 2011.

The fair value of these liabilities as of September 7, 2011, June 30, 2012 and March 31, 2013 totaled $625,829, $301,249 and $4,178, respectively and was calculated using a lattice model. The net change in the fair value of these derivative liabilities during the nine months ended March 31, 2013 resulted in a gain on the change in the fair value of derivatives of $297,071. The reset provision expired during the nine months ended March 31, 2013. Accordingly, the warrants no longer qualified for derivative treatment and the derivative liability of $4,178 was written off at that time. The aggregate gain on derivative liabilities during the nine months ended March 31, 2013 was $301,249.

Fair Value Measurement

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Gold Hills utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company used Level 3 to value its derivative instruments prior to their resolution during March 2013. As of March 31, 2013, there were no derivative instruments outstanding.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

On February 19, 2013, the Company effected a reverse stock split pursuant to which each one hundred (100) shares of the Company’s common stock issued and outstanding immediately prior to the record date were automatically converted into one share of the Company’s common stock. All share and per share amounts herein have been retroactively restated to reflect the reverse stock split. 124 rounding shares were issued during the nine months ended March 31, 2013 as a result of the reverse split.

During the nine months ended March 31, 2013, the Company issued an aggregate of 34,039,955 common shares for the extinguishment of related party debt principal of $600,000, related party accrued interest of $15,545, accrued Directors fees of $45,000, debt principal of $2,892,900, accrued interest of $131,455 and accrued liabilities of $213,643. The fair value of the shares was determined to be $3,858,479 using a lattice model. The aggregate gain on the extinguishment of the third party liabilities during the nine months ended March 31, 2013 was $40,064.

Common Stock Options

On May 12, 2011, the Company granted its Board members an aggregate of 13,000 stock options exercisable at $475 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $5,368,121 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.98%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities between 165.66% and 198.46% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the nine months ended March 31, 2013, a total of $148,696 was expensed under this grant. As of March 31, 2013, all options under this agreement have been expensed.

On February 24, 2012, the Company granted its Board members an aggregate of 13,000 stock options exercisable at $13 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $218,045 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.43%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities of 187.95% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During the nine months ended March 31, 2013, $80,127 was expensed under this grant. A total of $14,847 will be expensed over the remaining vesting period.

On July 1, 2012, the Company granted Alexey Kotov, its Chief Exploration Geologist and Exploration Vice President of Gold Hills Limited and Stan Bezusov, its Investor Relations Manager, an aggregate of 3,000 common stock options (1,500 each) exercisable at $13 per share. The options vest 25% upon grant and an additional 25% vests each six months from the date of the grant. The fair value of the options was determined to be $222,638 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 0.35%, (2) expected terms between 2.5 and 3.25 years (3) expected volatilities of 195.79% and (4) zero expected dividends. The fair value is being expensed over the vesting period of the options. During nine months ended March 31, 2013, $180,369 was expensed under this grant. A total of $42,269 will be expensed over the remaining vesting period.

On March 7, 2013, the Company granted Gabriel Margent, an officer and director of the Company, 250,000 common stock options to extinguish accrued director fees owed to Gabriel Margent of $25,000. The options are exercisable at $0.10 per share, vest upon grant and expire on March 7, 2023. The fair value of the options was determined to be $24,648 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 1.90%, (2) expected term of 10 years (3) expected volatility of 249.12% and (4) zero expected dividends. The fair value was recorded against the accrued director fees resulting in a reduction to director fees expense of $352.

On March 7, 2013, the Company granted Wuersch and Gering, LLP, the Company’s legal firm, 1,302,995 common stock options to extinguish accrued legal fees owed to Wuersch and Gering, LLP of $130,299. The options are exercisable at $0.10 per share, vest upon grant and expire on March 7, 2023. The fair value of the options was determined to be $128,466 using the Black-Scholes Option Pricing Model. The significant assumptions used in the model include (1) discount rate of 1.90%, (2) expected term of 10 years (3) expected volatility of 249.12% and (4) zero expected dividends. The fair value was recorded against the accrued legal fees resulting in a reduction to legal fees expense of $1,833.

A summary of option activity for the nine month period ended March 31, 2013 is reflected below:

	Options	Weighted- Average Exercise Price
Outstanding at June 30, 2012	18,500	$150.35
Granted	1,555,995	0.12
Canceled	-	-
Forfeited	-	-
Outstanding at March 31, 2013	1,574,495	$1.89
Exercisable at March 31, 2013	400,999	$6.85

At March 31, 2013, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.10 to $475.00 and 9.86 years, respectively. The intrinsic value of the exercisable options outstanding at March 31, 2013 was $3,012,810.

Common Stock Warrants

A summary of warrant activity for the three month period ended March 31, 2013 is reflected below:

	Warrants	Weighted- Average Exercise Price
Outstanding at June 30, 2012	2,879	$413.96
Granted	-	-
Canceled	-	-
Expired/Forfeited	(100)	385.00
Outstanding at March 31, 2013	2,779	$415.00
Exercisable at March 31, 2013	2,779	$415.00

At March 31, 2013, the exercise price and the weighted average remaining contractual life of the warrants outstanding were $415.00 and 3.44 years, respectively. The intrinsic value of the warrants exercisable at March 31, 2013 was $0.

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

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Gold Hills Mining, Ltd.

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

On August 16, 2012, the Company announced that it has contracted Drilrent Ltd., a Brazilian-based company, to commence an exploratory drilling campaign at Gold Hills.  The drilling program is anticipated to cost approximately $700,000.  Based on the maps and parameters established by the technical work produced by the geological detailing works, since July of 2012, a 3,000 meter drilling campaign has started, aiming to define the mineralization in the sub-surface. The campaign’s first phase was concluded in December 2012, with 1,604 meters drilled through 11 drill holes, and shall continue after the analysis of the drill cores (chemical and geological parameters) and the checking of the parameters for the implementation of the second phase. The drill cores has been sampled and the samples sent for the analysis to international accredit laboratory (ACME Labs), and the results are being currently processed and analyzed in order to plan the next exploration steps, in particular the second phase campaign.

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

In March of 2013, the Company submitted the mandatory environmental report and impact studies necessary to obtain the exploration license with the environmental authority for the State of Para, Brazil.  Prior to the submission of such environmental report and impact studies, the Company was advised that it has not received four of the five exploration permits it has sought for the Misty Hills Project.  The Company believes that such exploration permits will be granted in the future; the grant of such permits is typically granted for similarly situated companies.

Plan of Operation

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations.

The Company anticipates that it will require approximately $4,000,000 over the next twelve months to continue the Gold Hills project according to the Company’s plans.  As of March 31, 2013, the Company had $241,035 in cash on hand. The Company will be seeking equity financing to provide the capital required to implement its exploration phase.

Should the Company commence additional mining projects, the Company will require additional funds in amounts to be determined.

Results of Operations

Losses

For the Three Month Period Ended March 31, 2013 and March 31, 2012

During the three month period ended March 31, 2013, we incurred a net loss of $499,256, as compared to the three month period ended March 31, 2012, in which we incurred a net loss of $846,177.

For the Nine Month Period Ended March 31, 2013 and March 31, 2012

During the nine month period ended March 31, 2013, we incurred a net loss of $1,905,677, as compared to the nine month period ended March 31, 2012, in which we incurred a net loss of $5,243,055.

Losses Since Inception

From the Company’s inception through March 31, 2013, we did not earn any revenues and incurred a net loss of $14,050,371.

Expenses

For the Three Month Period Ended March 31, 2013 and March 31, 2012

During the three months ended March 31, 2013 we incurred total operating expenses of $415,212, which included $43,321 in executive and directors compensation, $6,000 in consulting fees, $68,295 in legal and accounting fees, $75,000 in investment banking services, $28,644 in travel expenses and $193,952 in other general and administrative fees. Comparatively, during the same period in 2012, we incurred total expenses of $734,166, which included $380,164 in executive compensation, $28,380 in consulting fees, $181,881 in legal and accounting fees, $105,000 in investment banking services and $38,741 in other general and administrative fees.

For the Nine Month Period Ended March 31, 2013 and March 31, 2012

During the nine months ended March 31, 2013 we incurred total operating expenses of $1,998,617 which included $451,862 in executive and directors compensation, $72,395 in consulting fees, $159,665 in legal and accounting fees, $225,000 in investment banking services, $991,051 in other general and administrative fees, $28,644 in travel expenses,  and $70,000 in marketing fees. Comparatively, during the same period in 2012, we incurred total expenses of $5,692,914 which included $4,010,049 in executive compensation, $108,484 in consulting fees, $642,279 in legal and accounting fees, $5,068 in marketing expenses, $225,000 in investment banking services, $467,394 in other general and administrative fees, and $234,640 for travel expenses.

Since Inception

Since the inception of the Company on July 27, 2000, we have incurred total operating expenses of $14,416,147 which included $3,302,213 in consulting fees, $6,794,011 in executive and director compensation, $783,560 in investment banking services, $1,379,332 in legal and accounting fees, $1,514,517 in other general and administrative fees, $161,148 in marketing, $30,788 in mining and exploration, and $450,578 for travel expenses.

Liquidity and Capital Resources

As of March 31, 2013, we had total assets of $1,522,560, including total current assets of $331,475, property and equipment, net of accumulated depreciation of $26,837, and mining rights of $1,164,248.  The Company’s total current assets included cash and cash equivalents of $241,035, employee advances of $65,720, and prepaid expenses of $24,720.  Total assets increased from June 30, 2012, at which time we had total assets of $1,265,426, including total current assets of $339,165, property and equipment, net of accumulated depreciation of $27,684, and mining rights of $898,577.  The Company’s total current assets included cash and cash equivalents of $287,052, employee advances of $48,571 and prepaid expenses of $3,542.

The Company’s total liabilities at March 31, 2013 were $451,818, which was a decrease from June 30, 2012, at which time the Company’s liabilities were $2,730,665.  The Company’s total liabilities at March 31, 2013 included accounts payable and accrued liabilities of $451,818.  The Company’s total liabilities at June 30, 2012 included accounts payable and accrued liabilities of $606,516, notes payable of $1,822,900 and derivative liability of $301,249.  This decrease in liabilities was caused by the conversion of certain obligations of the Company into options and shares of the Company’s common stock.

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

On February 11, 2013, the Company borrowed $20,000 from Montero Business Corp. under a convertible promissory note. The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note. The loan is convertible into common stock of the Company at $0.10 per share.

On March 18, 2013, the Company borrowed $300,000 from Darby Investment Services, Inc. under a convertible promissory note. The loan is unsecured, bears interest at 7.5% per annum and matures upon 30 days of demand following the first anniversary of the date of such note. The loan is convertible into common stock of the Company at $0.10 per share.

Between February 21, 2013 and March 18, 2013, the Company entered into liability conversion agreements with multiple parties, pursuant to which aggregate principal of $2,892,900, interest of $131,455 and accrued liabilities of $213,643 were converted into an aggregate of 32,379,980 common shares. The conversion resulted in a gain on the extinguishment of liabilities of $40,064.

On December 21, 2012, the Company entered into an agreement with Tumlins Trade, Inc. pursuant to which the outstanding principal owed to Tumlins of $500,000 and the accrued interest on these notes of $15,154 was extinguished through the issuance of an aggregate of 206,065 common shares. The issuance of these common shares resulted in a change in control with Tumlins Trade, Inc. owning more than 50% of the issued and outstanding common stock of the Company. As a result of this change in control, Tumlins Trade, Inc. became a related party.

On February 21, 2013 and March 7, 2013, the Company entered into liability conversion agreements with related parties, pursuant to which aggregate principal of $100,000 and interest of $391 owed to Tumlins Trade, Inc. and accrued liabilities of $45,000 owed to Luciano de Freitas Borges, an officer and director of the Company, were converted into an aggregate of 1,453,910 common shares.

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

Name Change and Reverse Stock Split

On January 4, 2013, the Company’s Board of Directors and the holder of a majority of the Company’s outstanding shares of Common Stock approved resolutions to take the following corporate actions:

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

The Name Change and Reverse Stock Split were effected on February 19, 2013.  In connection with the Name Change, on March 20, 2013, the Company’s stock symbol changed to GHML.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Off Balance Sheet Arrangements

As of March 31, 2013, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2013, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A.          RISK FACTORS.

Not Applicable.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has entered into loan conversion agreements with twenty-two individuals and entities (collectively, the “Creditors”), with effective dates from February 21, 2013 through March 18, 2013, pursuant to which obligations owed by the Company in the aggregate amount of $4,053,842 have been converted into 33,833,890 restricted shares of the Company’s common stock, at a conversion price of $.10 per share, and options to purchase 1,552,995 shares of the Company’s common stock at an exercise price of $.10 per share.  Sixteen of the Creditors acquired some or all of such debt from CRG Finance AG, who is also a corporate development consultant and creditor of the Company.  CRG Finance AG has assigned to the Creditors a total of $2,470,245 of indebtedness attributable to loans previously made to the Company by CRG Finance AG and other obligations.  The Company was a party to the loan assignment agreements entered into between CRG Finance AG and such Creditors.  The Creditors were issued convertible notes by the Company which the Creditors converted into shares of the Company’s common stock.

Fifteen of the aforementioned stock and option issuance transactions related to conversions of loans and other obligations were executed by non-U.S. persons and were undertaken by the Company in reliance upon the exemption from securities registration under Regulation S of the U.S. Securities Act of 1933, as amended.  The remaining seven were executed by U.S. persons pursuant to the exemption from securities registration under Section 4(2) of the Securities Act of 1933, as amended.

Two of the Creditors serve as officers and directors of the Company: Mr. Luciano de Freitas Borges is the Company’s President and a Member of the Company’s Board of Directors (the “Board”) and Mr. Gabriel Margent is the Company’s Chief Financial Officer and a Member of the Board.  The Company and Mr. Borges agreed to convert unpaid fees owed to Mr. Borges in the amount of $45,000 into 450,000 shares of the Company’s common stock.  The Company and Mr. Margent agreed to convert unpaid fees owed to Mr. Margent in the amount of $25,000 into an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $.10 per share.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.             MINE SAFETY DISCLOSURES

This item is not applicable, as the Company does not own or operate mining operations in the United States.  The Company plans to conduct its operations outside of the United States.

ITEM 5.             OTHER INFORMATION.

In March of 2013, the Company submitted the mandatory environmental report and impact studies necessary to obtain the exploration license with the environmental authority for the State of Para, Brazil.  Prior to the submission of such environmental report and impact studies, the Company was advised that it has not received four of the five exploration permits it has sought for the Misty Hills Project.  The Company believes that such exploration permits will be granted in the future; the grant of such permits is typically granted for similarly situated companies.

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
Exhibit 3.3	Amendment to the Certificate of Incorporation.
Exhibit 3.4	Certificate of Change.
Exhibit 10.35

Convertible Promissory Note to Tumlins Trade Inc. in the amount of $100,000, dated January 29, 2013, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 13, 2013.

Exhibit 10.36	Form of Loan Assignment Agreement, incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 20, 2013.

Exhibit 10.37	Form of Convertible Promissory Note, incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 20, 2013.

Exhibit 10.38	Form of Stock Conversion Agreement, incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 20, 2013.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101**	Interactive Data Files

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

* These certifications are furnished to the SEC and are not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended.

** These exhibits are furnished to the SEC and are not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of these Sections nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

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

Dated:  May 15, 2013